Form 10-K
period 2020-12-31
GAN Ltd
filed 2021-03-31
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39274

GAN LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Drive, Suite 1900

Irvine, California 92618

(702) 964-5777

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Ordinary Shares, par value $0.01 per share	GAN	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of June 30, 2020, based on last sale price as reported on The Nasdaq Capital Market on that date, was approximately $613.8 million.

At March 25, 2021, there were 42,017,117 ordinary shares outstanding.

Documents Incorporated by Reference:

None.

GAN LIMITED

2020 ANNUAL REPORT ON FORM 10-K

Except as otherwise required by the context, references to “GAN,” “GAN Limited,” “the Company,” “we,” “us” and “our” are to (1) GAN (UK) Limited, a private limited company organized under the laws of England and Wales (formerly GAN plc, a public limited company organized under the laws of the England and Wales), and its subsidiaries, for all periods prior to the completion of the May 2020 share exchange and reorganization, and (2) GAN Limited, a Bermuda exempted company limited by shares, and its subsidiaries, or GAN Limited, for all periods after the completion of the May 2020 share exchange and reorganization. References to “Coolbet” are to Vincent Group p.l.c., a Malta public limited company and its subsidiaries, which was acquired by GAN Limited on January 1, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations and views of future events. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to” or other similar expressions. These forward-looking statements include, among other things, statements relating to our goals and strategies, our competitive strengths, our expectations and targets for our results of operations, our business prospects and our expansion strategy. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity or performance expressed or implied by these forward-looking statements, to differ.

The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the forward-looking statements as a result of risk factors described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including, among other things:

●	our ability to successfully meet anticipated revenue levels from sales of our software licenses;
●	our ability to successfully develop, market or sell new products or adopt new technology platforms;
●	our ability to continue to grow through acquisitions or investments in other companies or technologies;
●	our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, included our acquisition of Coolbet in January 2021;
●	risks related to the January 2021 acquisition of Coolbet and the Coolbet business;
●	risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions, including as a result of the global outbreak of the novel coronavirus (“COVID-19”) pandemic;
●	our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional professional services;
●	our ability to attract and retain qualified personnel;
●	our ability to adequately manage our growth;
●	risks related to competition;
●	our ability to maintain good relations with our channel partners;
●	risks associated with our international operations and fluctuations in currency values;
●	risks related to unanticipated performance problems or bugs in our software product offerings; and
●	our ability to protect our intellectual property and proprietary rights.

The foregoing factors should not be construed as an exhaustive list and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K as well as the items set forth under “Item 1A. Risk Factors.” If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Moreover, we operate in an evolving environment and new risk factors emerge from time to time. It is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statement.

You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. These forward-looking statements speak only as of the date on which it is made. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

PART I

ITEM 1.	BUSINESS

GAN Limited is a Bermuda exempted holding company and through its subsidiaries, is a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Our technology platform, which we market as the GameSTACK™ Internet gaming ecosystem platform (“GameSTACK”), has been deployed in both Europe and the United States. However, we are primarily focused on enabling the U.S. casino industry’s ongoing digital transformation, which is accelerating following the repeal of a federal ban on sports betting in May 2018. Our customers rely on our software to run their online casinos and sportsbooks legally, profitably and with engaging content. Additionally, following our acquisition of Coolbet in January 2021, an award-winning developer and operator of a legal online sports betting and casino platform, we now offer customers a digital portal for engaging in sports betting, online casino games and peer-to-peer poker.

GameSTACK

Our GameSTACK customer base in the United States includes large regional operators as well as individual tribal casino operators that, combined, operate over 100 retail casino properties, racetracks and online sportsbooks. Our customers in the United States that are outside of the states with regulated online casino or sports betting markets generally operate on our social casino or simulated gambling applications. The largest portion of our U.S. business is in real money Internet gambling (“real money iGaming” or “RMiG”) with operators in the states where either (or both) Internet casino gaming and sports betting are permitted by regulation.

Our GameSTACK platform and related managed services are designed to help our customers rapidly launch and scale their iGaming and online sportsbook operations. Our iGaming offerings support both social, or “freemium,” simulated online casino gaming (“simulated gaming” or “SIM”) as well as RMiG for deployment in regulated markets. Like RMiG, SIM is a revenue center for our customers in non-regulated markets. We measure the level of player engagement through key performance measures including Active Player-Days, Gross Operator Revenue, and Average Revenue per Daily Active User, which we track for both SIM and RMiG operations. For more information, refer to the Segment Results section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GameSTACK forms the technical hub of our casino operator customers’ online gaming presence. The platform provides the foundational technology and back-office tools necessary for a successful consumer experience, including intuitive player account activation, sophisticated payment services, geolocation, marketing, loyalty club linking and real-time analytics and reporting. The core of the GameSTACK platform is its player account management system, in which highly sensitive consumer and player activity data is stored and processed. This is the layer of any casino operator’s online technology deployment that becomes the focal point of regulatory licensure since it is the fortified vault of player data and privacy. We are the trusted custodian of player transactional data and provide direct visibility into wagering activity, which allows us to deploy proprietary plater analysis models to help our casino operator customers predict and identify, over time, their highest-value players. Our casino operator customers rely on our data models to best direct their retention marketing investments towards specific customer profiles, thereby optimizing player loyalty and therefore player value. GameSTACK also relies on a flexible integration services layer in order to integrate easily with other essential third-party systems such as casino management systems, remote gaming servers, sports betting engines, and marketing services applications.

In addition to our growth opportunity within our existing core markets, we see a large and growing universe of additional potential new customers for GameSTACK in selected U.S. states that have formally passed online sports betting but have not yet implemented a regulatory framework for governing online real money iGaming in their states. We believe that as newly regulated U.S. states such as Michigan generate real tax revenue for their respective state treasuries that more states will evaluate, develop, and pass online gaming legislation. GAN has the unique ability to absorb and support this expansion. For example, in January 2021, we simultaneously launched three operator clients online in Michigan, including FanDuel Group Inc.’s (“FanDuel”) online casino and two new clients, Churchill Downs’ brand TwinSpires and Wynn Resorts’ WynnBET.

GameSTACK may also be configured as a “super” remote gaming server (“Super RGS”), otherwise known as an RGS aggregator, when can be deployed on behalf of existing Internet casino operators (for example, in states such as New Jersey, Pennsylvania and Michigan) that are operating on their own proprietary or third-party platform. Super RGS provides these operators with access to all of our own games as well as 29 current (and all future) remote gaming server integrations, as well as our content library of more than 1,000 Internet casino games. Super RGS creates a technical and commercial vehicle for us to deliver our proprietary casino content and third-party game content across the entirety of the relevant U.S. intrastate markets. Our Super RGS provides for a cost and time savings for new and existing market operators to more efficiently manage their game content.

Coolbet

On January 1, 2021, we completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet operates a business-to-consumer (“B2C”) casino and sports-betting platform that is accessible for gambling via its website Coolbet.com in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). Coolbet.com launched in May 2016 and as of January 1, 2021, had over 375,000 registered customers. Coolbet holds gambling licenses in Estonia, Malta and Sweden. The majority of Coolbet’s traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams. The largest revenue stream for 2020 came from sports betting (50% of total revenue), followed by online casino games (45% of total revenue) and online peer-to-peer poker across various operators in real-time select markets (5% of total revenue). Revenue increased 50% in 2020 from $23.6 million in 2019 to $35.5 million in 2020. Coolbet’s results of operations for 2019 and 2020 are not included in our financial results due to the fact that the acquisition closed on January 1, 2021.

Corporate History

We were an early pioneer of online gaming. We commenced operations in 2002 in the United Kingdom and first generated revenues in December 2002. Our initial product allowed end user residents of the United Kingdom to create an online account, deposit money into that account and to compete against each other online in competitions of skill. We offered online games of skill to residents of the United Kingdom under the operation of the United Kingdom’s applicable legislation, the Lotteries & Amusements Act 1976 (s.14), which permitted competitions of skill.

In May 2020, GAN Limited completed a reorganization and share exchange pursuant to which we acquired all of the outstanding ordinary shares of GAN plc and became the parent company of GAN plc. Subsequently, GAN plc changed its name to GAN (UK) Limited. On May 7, 2020, we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares at a price per share to the public of $8.50 and raised gross proceeds of $62.4 million.

On November 16, 2020 we entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which we agreed to acquire all of the outstanding equity in Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet” in exchange for cash and ordinary shares. On December 21, 2021 we completed a secondary public offering, issuing 6,790,956 ordinary shares in exchange for net proceeds of $98.5 million after underwriting discounts and commission and other offering expenses. We used the proceeds from this offering to fund the cash portion of the purchase price payable to the Coolbet shareholders. On January 1, 2021, we completed the acquisition of Coolbet in exchange for a purchase price of $218.6 million comprised of a cash payment of $111.6 million, the issuance of 5,260,516 ordinary shares (valued at $106.7 million) and the issuance of replacement equity awards (valued at $0.3 million).

iGaming and Online Sportsbook Industry and Background

Our GameSTACK platform and related managed services are geared towards casino operators, with an emphasis on land-based commercial and tribal casinos in the United States, although we have deployed our solutions in other geographies such as the United Kingdom, Italy, and Australia. We also market our platform technology to gaming ecosystem partners, such as online sportsbooks and gaming content developers, who provide us with an indirect channel into casino operators.

On May 14, 2018, the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (“PASPA”), which since 1992 had prevented U.S. states, aside from Nevada, Delaware and Oregon from engaging in the regulation and taxation of sports betting activities at the intrastate level. The ruling paved the way for states to elect individually whether to allow for regulated sports betting and, by extension, real money iGaming within their borders. Prior to the Supreme Court of the United States overturning PASPA, U.S. casino operators were largely limited to retail slot and table gaming operations and, in the online channel, to simulated gaming operations offering no prospect for real money winnings.

Between May 2018 and March 2021, 21 U.S. states enacted and approved some form of real money gaming legislation, with 14 of those states approving online sports betting or iGaming. Each state has unique regulatory and licensure requirements, and our ability to rapidly customize deployments and submit expeditiously for individual state gaming licensure has been a vital contributor to our success in the U.S. market. We enable our customers to deploy iGaming and online sportsbook offerings to their end users quickly, capturing valuable early-mover advantages in their relevant markets, such as for the recent launch in Michigan in January 2021. We are presently licensed or approved to operate our RMiG platform in New Jersey, Pennsylvania, Indiana, West Virginia, Colorado, Michigan, and Tennessee. Following the November 2020 election, three additional states (Louisiana, Maryland, and South Dakota) legalized online sports betting and we are monitoring several additional states (Ohio, Massachusetts, New York) that currently have some legislative momentum for possible legalization in 2021. We plan to and will pursue licensure in these additional states in 2021 and beyond.

Full scale Internet sports betting launched in New Jersey on August 3, 2018; West Virginia on December 27, 2018; Pennsylvania on May 28, 2019; Oregon on October 16, 2019; and in New Hampshire on December 30, 2019. As of December 3, 2020, 25 states have approved legalized sports betting: New York, New Jersey, West Virginia, Pennsylvania, Indiana, Iowa, Arkansas, Mississippi, Rhode Island, Delaware, Oregon, Nevada, New Hampshire, Colorado, Illinois, Michigan, Tennessee, Montana, North Carolina, New Mexico, Louisiana, Maryland, South Dakota, Virginia and Washington, along with Washington D.C. Real money iGaming is also presently legal in six states: New Jersey, Pennsylvania, Michigan, West Virginia, Nevada and Delaware.

Online sports betting deployment models can vary widely due to state-specific regulatory and licensing mandates. However, licensed casino operators with land-based retail facilities tend to partner with online sportsbook operators in order to accelerate online customer acquisition. These operators generally rely on a technology platform, such as GameSTACK, for player onboarding, player account management, payment processing and various back-office tools designed to maintain regulatory compliance and real-time reporting. Additionally, the technology ecosystem for online sportsbooks incorporates a sports betting engine for pricing, trade execution and risk management, which we now own following our acquisition of Coolbet in January 2021.

In order to monetize players both online and offline in a coherent manner, casino operators pursue omni-channel marketing strategies necessitating deep integration of hardware and software elements, including computing infrastructure, customer relationship management, casino management system and loyalty program management. Because of the complexity in deploying and maintaining iGaming and online sports betting infrastructures, casino operators may rely on third-party managed services providers to stand up, operate and maintain all or part of the technology infrastructure.

Our Platform and Services

Our overarching product strategy for GameSTACK is to provide a unified, flexible and highly scalable platform that can be rapidly licensed and deployed for SIM, RMiG and online sports betting. In addition to our platform, we offer a range of professional and managed services designed to fast-track deployments and provide ongoing operational support following commercial launch.

Our SIM and RMiG offerings share a common code base and user interface within GameSTACK, providing our SIM customers with a readily accessible upgrade path to RMiG. In developing GameSTACK, we remained fully committed to building an evergreen and agile software architecture forged from a single code base, ensuring that developments in metagame mechanics, new back-office functionalities and integrations with leading third-party software could be capitalized on by our customers across all gameplay modalities. Importantly, we developed our code to operate in multiple jurisdictions and under different regulatory requirements, giving us the ability to leverage quickly different configurations to comply with newly regulated markets.

As of December 31, 2020, we had ten instances of GameSTACK deployed inside data centers – one located in Nevada, three in New Jersey, three in Pennsylvania, one in Oklahoma, one in Guernsey (U.K. Channel Islands) and one in Italy.

GameSTACK Platform

GameSTACK is a turnkey platform comprising proprietary enterprise-level software, hardware and specific proprietary components such as our iSight Back Office tool (“iSight”) and the iBridge Framework that has developed, evolved and hardened over a period of 17 years. GameSTACK is a comprehensive platform providing our customers with account set up, customer services facilitation, comprehensive player marketing tools, and the ability to deliver converged gambling across land-based retail casinos and the Internet. GameSTACK supports both real money and social casino offerings through a common code base and user interface, providing our SIM customers a path to rapid market entry into real money gambling. Our operators’ players also experience a consistent user experience throughout the evolution to permitted real money gambling. While SIM implementations of GameSTACK generate revenue for our customers, the SIM application is predominantly employed as a marketing platform by operators in anticipation of rolling out an RMiG offering.

iSight Back Office

GameSTACK provides operators with a range of day-to-day back-office management tools along with integration application program interfaces for third-party casino management systems. With the iSight management tool, our casino operators have complete control over their content selection, player communications, website layout, process automation and real-time analytics.

iBridge Framework

Our proprietary iBridge Framework is a core feature of our platform, enabling operators to engage online players with innovative loyalty offers. iBridge provides our operator customers the ability to automatically verify whether a new online player is part of an existing offline loyalty database. iBridge allows operators to unite in-casino complimentary items and services, loyalty points and other offers with online play. This enables casino operators to engage their customers online, reinforcing brand loyalty, as well as encouraging online players to visit retail properties. Our platform integrates with a variety of third-party casino management systems, eliminating the need for operators to create and maintain two disparate databases as their online businesses grow in scale.

Data Analytics

Because we are the trusted custodian of our customers’ end user players’ aggregated and anonymized transactional data originated and stored within our platform, we have direct visibility into a players’ activity and can predict which characteristics will contribute to a player becoming amongst the highest-value players of our customers over time. This helps our customers to direct their retention marketing investments to specific player profiles. Over the course of our history, we have accumulated large data sets from which we have extracted substantial analytical insights for the benefit of our customers, who rely on our reporting and analytics capabilities to help them to optimize their marketing spend as well as to maximize the value of their loyalty programs.

Real Money iGaming

Our RMiG instances of GameSTACK incorporate comprehensive player registration, account funding and back-office accounting and management tools that enable our casino operator customers to efficiently, confidently and effectively extend their presence online. For the individual players, our software enables them to create a regulatory-compliant iGaming account online, to have their credentials properly validated in order to activate their account, to deposit money into their account and proceed to gamble that money on any content we publish on the relevant casino operator’s website or mobile app. Content might comprise a casino game such as roulette, blackjack or a casino slot machine game. Content might also comprise a myriad of sporting events on which the diverse outcomes can be wagered on.

We have optimized GameSTACK for RMiG and in particular U.S. Internet casino gaming with geolocation tracking, Know-Your-Customer processes and a market-leading U.S. payments platform. Payment aggregation services within GameSTACK integrate with a wide range of third-party payment processors while simultaneously allowing our casino operators to accept cash deposits onsite within their retail casino properties, which are credited to the players’ online account.

Our RMiG instances of GameSTACK augment our SIM product to further incorporate more comprehensive player registration, account funding and back-office accounting and management tools. In the United States, real money iGaming applications must comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Consequently, our RMiG customers must physically deploy our platform within their state’s borders, typically inside their retail casino premises in order to comply with intrastate regulatory mandates. Our customers generally procure the hardware computing resources on which our software is deployed inside of our customers’ data centers. Payment aggregation services within GameSTACK integrate with a wide range of third-party payment processors while simultaneously allowing operators to accept cash deposits onsite within their retail casino properties, which are credited to the players’ online account.

Simulated Gaming

Our B2B SIM solution is custom-designed for U.S. casino operators seeking to bring their retail brand online and create a new Internet gaming experience delivered as an amenity to their players and leveraging their on-property rewards program.

For SIM implementations, we design the casino operator’s mobile application and website with a branded experience that is consistent with the casino operator’s brand and market positioning. Our iSight technology provides management tools and streamlines player registration and account funding. We generally host our customers’ SIM operations on a combination of proprietary and cloud servers. GameSTACK features a gaming content engine that serves both internally developed slot and table games as well as third-party gaming content via a technical ‘abstraction layer’ that permits third party games to be published to end user players via GameSTACK. SIM deployments of GameSTACK allow casino operators to put their offers, games and unique brand experience in their players’ hands around the clock. GameSTACK incorporates our proprietary iSight technology, which captures online player activity, giving marketers the equivalent visibility of 100% rated play.

In September 2020, we substantially augmented the SIM deployment by adding a ‘simulated sports betting’ capability, launched on PlayJACK.com for JACK Entertainment, a leading casino operator in Ohio. With real money regulated Internet sports betting anticipated in 2021, this added product experience of sports betting, offered alongside simulated Internet casino gaming, has enabled JACK Entertainment to engage with sports betting enthusiasts online in Ohio substantially in advance of real money Internet sports betting being made available. Simulated sports betting is relevant to all clients of SIM and will be rolled-out to additional clients in 2021 and beyond, as a demonstrable vehicle for acquiring sports betting enthusiasts’ online information substantially in advance of regulation of real money Internet sports betting.

Online Sportsbook

For online sports betting applications, we integrate our RMiG version of GameSTACK with third-party services such as sports betting engines and the sportsbook operator’s user interface and user experience. To date, we have integrated sports betting engines for customers at their request, including IGT Sports, Kambi and Amelco. The revenue from these services is recorded as part of RMiG revenue share.

Following our announced acquisition of Coolbet, a technical integration between the sports betting engine of Coolbet and GameSTACK was commenced, with a view to offering Coolbet’s sports betting engine, at customer request, as an alternate to the existing engines already integrated by us. This new sports betting engine product offering will be made available to all existing customers operating Internet sports betting in existing operational states, as well as future states into which existing customers seek to expand.

Managed Services

We provide a range of term-based operational services to support our customers’ online gaming activities. Our premier offering is a full turnkey combination of marketing services and customer services. Our managed services teams provide user acquisition, customer retention management, and customer functions for our operator customers to help them in acquiring and retaining players (“Managed Services”). The Managed Services we provide are designed to fast-track deployments and provide ongoing operational support following commercial launch for our customers. We sell marketing and customer services to our casino operator customers to support their deployment of our RMG and SIM solutions. Customer and marketing service revenues are typically in the form of a per month charge, which we recognize over the time during which the services are provided. Our tailored managed services include player customer support across email, phone and live chat, marketing agency services and network management with 24/7 uptime guarantee. We also provide custom game theme development services in select engagements where customers seek to differentiate with gaming content unique to a customer’s branded experience.

Non-U.S. B2C

Upon closing of our acquisition of Coolbet in January 2021, we operate the B2C gaming site www.coolbet.com, which currently operates in selected Northern Europe, Latin America and North America markets. The site offers sports betting, poker, casino, live casino and virtual sports. Coolbet.com is built on proprietary software, including a proprietary sportsbook engine and risk management tools, enabling Coolbet to offer a highly differentiated entertainment experience when compared to other B2C vendors who rely on third-party technology stacks. Because Coolbet predominantly relies on in-house technology, Coolbet can rapidly enter new international markets with deeply local and tailormade content. Coolbet product offerings include:

Sports Betting. Coolbet manages an online sportsbook allowing customers to place various types of bets on the outcome of sporting events around the world. Coolbet operates as the bookmaker and offers various multiple odds-scenarios-based betting types in a given match, including both pre-match and in-play (placed after a sports event has begun) betting types. Coolbet offers all major sports including soccer, basketball, baseball, American football, ice hockey and tennis, as well as across smaller sports and emerging sports such as eSports. Coolbet’s proprietary sportsbook features specialist odds compiled by their in-house product experts, which leads to more attractive odds and offers on local sports events and a better value for customers.

Online Casino. Coolbet offers Live Casino via its digital online casino offering in selected markets, allowing customers to place bets and play games virtually at retail casinos via a real-time streaming video solution. Coolbet offers customers a catalog of over 1,600 third-party iGaming titles across skill-based games such as Poker and Blackjack, and chance-based games such as digital slot machines and table games such as Roulette.

Peer-to-Peer Poker. Peer-to-Peer Poker allows registered customers to play poker against each other directly on Coolbet’s online poker network in real-time.

Super RGS

In August 2020, we soft-launched a new product offering branded Super RGS. This product delivers our market-leading portfolio of casino games, which includes both third-party casino games developed inherently within our platform as well as aggregated content from multiple remote gaming server providers. Super RGS is significant because it creates a technical and commercial vehicle for us to deliver our proprietary casino content across the entirety of the relevant U.S. intrastate markets, and not just to the websites and mobile applications operating on our own GameSTACK. Super RGS includes our content library of over 1,000 casino games, is currently available in New Jersey, Pennsylvania, and Michigan.

Our Growth Strategy

Key elements of our growth strategy include:

Supporting our existing customers as they continue to scale up their respective iGaming and online sportsbook operations. Gross Operator Revenue generated on our technology platform in 2020 increased by 73% to $545.2 million in 2020, up from $315.8 million in 2019. As our customers’ online businesses continue to grow, we intend to deploy the necessary internal resources to support their evolving requirements. We will, for instance, continue to invest in the GameSTACK platform’s functionality by expanding our gaming content library and third-party integrations, and will move expeditiously to obtain regulatory approvals to operate in new states our existing customers do not yet operate in. Furthermore, we will continue to engage our SIM installed base in pursuit of opportunities to upgrade these customers to RMiG customers as the regulatory environment develops.

Securing new casino operator customers in existing and new regulated markets. We continuously engage with casino operators in states that have yet to adopt regulated forms of RMiG and sports betting. We intend to engage these new customers with our SIM offering, creating a path to RMiG deployments over time. In states with regulated online gambling markets, we are investing in sales and marketing initiatives to aggressively pursue new deployment opportunities, including the Super RGS content offering. This offering creates a technical and commercial vehicle for us to deliver our proprietary casino content across the entirety of the relevant U.S. intrastate markets, and not just to the websites and mobile applications of GameSTACK clients. When successfully commercialized, we believe that Super RGS will develop additional Gross Operator Revenue, as well as generate high margin content licensing revenues.

Expanding our gaming content development capabilities. In addition to distributing online facsimiles of third-party physical machine-based slots and table games via GameSTACK, we publish proprietary casino games that we display in both our SIM and RMiG online environments. We will invest in our gaming development capabilities in order to expand our library of high-quality, in-house content, which we will strategically serve within GameSTACK to optimize our margin profile.

Growing our international business. In addition to our focus on the U.S. market through B2B opportunities, we intend to expand in regulated markets primarily in Europe, Latin America and Australia through both B2B and B2C opportunities. The acquisition of Coolbet in January 2021, which has been operating a B2C model at scale in Northern Europe and Latin America, provides us with a fast-growing international strategy, incremental to our existing international market activity. We currently provide our GameSTACK platform and services in relation to RMiG in Italy, which comprised 15% of total revenues for the year ended December 31, 2020. During the year ended December 31, 2020 our RMiG business in Italy grew revenues 13% when compared to 2019. We expect our Italian business to continue to grow as we onboard additional operators and expand through our revenue share agreements with our existing operators. We also deliver SIM to an operator in Australia as a precursor to potential legalization of Australian RMiG. Additionally, we are exploring selected Latin American regulated markets for potential expansion. With the addition of Coolbet’s Nordic and Latin American B2C activities, we expect to continue to grow our international business.

Executing a selective merger & acquisition and commercial licensing strategy. We intend to pursue a prudent inorganic growth strategy aimed at strengthening and expanding our competitive position in the markets where we compete. The Coolbet acquisition should substantially complete our U.S. B2B offering. However, we will continue to pursue opportunities to acquire selective elements of the iGaming ecosystem as well as a myriad of content assets to bolster our product offerings, both through commercial licensing as well as acquisition.

Integration with Coolbet. We expect that the combination with Coolbet will drive significant value for our customers and our shareholders. We believe that the integration of our GameSTACK and Coolbet platforms will be done efficiently, and that the combination will result in one of the most comprehensive, best-in-class product offerings in the iGaming space. We anticipate being able to offer U.S. customers a fully integrated iGaming and sports betting offering in the second half of 2021 without material integration costs in excess of current resources. The combination would also result in a diversification of revenue streams, customer bases and markets for the combined company. For the year ended December 31, 2020, we generated 83% of its revenues from its B2B business in the United States, with additional revenues coming primarily from Italy, the United Kingdom and Australia. During the same period, Coolbet’s revenues were generated primarily in Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and Canada. We intend to continue to operate in the United States solely as a B2B provider to casino and other operators. The addition of a proprietary sports betting engine would give us the ability to offer a “one-stop” solution to our U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified.

Competition and Competitive Strengths

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. We face competition primarily from: (1) online casino operators that provide competing content direct to consumers; (2) retail casino operators that develop their own proprietary online gaming capabilities; and (3) other similar existing or developing technology providers that develop competing platforms.

We believe the principal competitive factors in our business include rapid deployment, ease of integration with existing and future content and gaming, ease of user registration and conversion, regulatory compliance, data security, back office management systems, reliability, and platform extensibility.

Customers and Ecosystem

Our principal customers are retail casino operators who require a regulatorily compliant and complete technology solution provider for setting up, launching and operating an Internet gambling business to drive incremental and complementary revenues to their existing retail gaming business.

When a U.S. casino needs to move online, there is a small group of potential technology vendors available to serve their needs, and an even smaller subset of companies which are B2B only and fully licensed for U.S. Internet gambling. We believe we are one of the few companies whose operational know-how and proven track record of excellence represent a substantial competitive advantage together with our strategic U.S. patent governing the important linkage of an iGaming account with a land-based casino rewards account.

The GAN family of casino operator customers represents leading U.S. gambling groups, both online and retail. Our customer base is comprised of casino operators, which contract with us for our ability to deliver RMiG and social casino gaming as well as provide dedicated services pre-and post-product launch. These casino operators span over 100 retail locations. Today, the GAN family of casino operator customers operate tens of thousands of slot machine units on their casino gaming floors and possess millions of dedicated loyalty club card holding players within their loyalty program databases.

In addition to customer relationships with retail casino operators, we have assembled a wide range of relationships with casino equipment manufacturers seeking to bring their machine-based casino slot games online and distribute them into permitted U.S. markets and into selected regulated markets internationally.

For sports betting content, we proactively integrated three third-party sports betting systems into our platform. We remain capable of integrating any third-party sports betting system nominated by an existing or future customer, in order to publish sports betting content alongside gaming content on our customers’ operating websites and mobile applications. Beyond content, we have brought together world-leading service providers spanning payment processing, pre-paid card services, age and identity verification, geo-location, and fraud detection.

During the year ended December 31, 2020, one of our customers, FanDuel accounted for more than 10% of our revenues (42.6%). Beginning in 2013, we partnered with FanDuel’s majority shareholder, Flutter Entertainment plc (formerly known as PaddyPower Betfair plc), to support FanDuel’s rapid deployment of online sports betting sites in selected states having legalized single-game sports betting. Under the current commercial agreements, we license the GameSTACK platform and provide development and operational support services in exchange for a percentage of Internet gambling revenues and fees for development and other services.

FanDuel’s agreement with us provides that FanDuel, upon notice and payment of fees, can migrate user accounts away from our digital wallet technology to its own proprietary solution. In the nine months ended September 30, 2020, FanDuel exercised this option and migrated its New Jersey, Pennsylvania and Indiana wallets from our digital wallet technology to its own proprietary solution. We stopped receiving revenue share with respect to FanDuel’s sports betting operations on August 31, 2020. The right of migration does not affect our revenue share generated from RMiG operations with FanDuel.

Our agreement with FanDuel provides that we will be the exclusive provider of their casino gaming operations for the initial three years following a launch date. Following that exclusivity period, FanDuel will have the right to use other casino gaming solutions, subject to a requirement to pay us revenue shares of a minimum percentage of their net gaming revenue from RMiG operations. We currently support FanDuel’s RMiG casino operations in the states of Pennsylvania, New Jersey, and Michigan. The current contract expires in January 2025.

Additionally, Coolbet operates a B2C casino and sports-betting platform that is accessible for legal gambling via its website Coolbet.com in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). Coolbet.com launched May 2016 and as of January 1, 2021, had over 375,000 registered customers. The majority of Coolbet’s traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2020, we had one registered patent in the United States and two registered trademarks in the United Kingdom relating to our owned technology. We hold a U.S. patent, which expires in 2034, that covers the integration of a retail casino’s on-property rewards and loyalty program with an Internet gambling experience, whether offered for real money or virtual-based social casino gaming. Because of the tendency for non-licensed states to implement social casino gaming as an alternative or precursor to RMiG, and our ability to legitimately and comprehensively integrate the unique ability to connect existing retail rewards program with an online gaming and gambling experience, we believe that our intellectual property provides a key competitive advantage.

We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property to enter into agreements acknowledging that all intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights that they may claim or otherwise have in those works or property, to the extent allowable under applicable law. Despite our efforts to protect our technology and proprietary rights through intellectual property registrations, licenses and contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and technology. We may also face allegations in the future that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Government Regulation

The gaming industry is highly regulated, and we must secure licenses to conduct our gaming operations. We are licensed and regulated by the United Kingdom (“U.K.”) Gambling Commission, the Alderney Gambling Control Commission, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Indiana Gaming Commission, the West Virginia Lottery, the Michigan Gaming Control Board, the Tennessee Education Lottery Corporation, and the Colorado Department of Revenue Division of Gaming. Our software is also certified by the Amministrazione autonoma dei monopoli di Stato (Autonomous Administration of State Monopolies) in Italy, we are also approved by GambleAware, which is a leading U.K. charity advising and assisting those with a gambling problem. All of our games are certified and tested by the New Jersey Division of Gaming Enforcement’s technical testing laboratory and/or Gaming Laboratories International, which is a leading industry provider for online gaming testing and certification.

Coolbet holds gaming licenses in Estonia, Malta and Sweden. Coolbet’s sportsbook technology and technical platform is certified by an accredited third party according to the licensing requirements of the regulatory authorities of Estonia, Malta and Sweden. Coolbet also has customers in jurisdictions that are currently unregulated, including Norway, Finland, Iceland, Chile, Canada and Peru. A number of these jurisdictions are evaluating the adoption of regulations for the online sports betting and gaming operations that Coolbet currently offers. If regulations requiring licensure are adopted in those jurisdictions, Coolbet intends to apply for licensing, but cannot be assured that it will receive licenses in each instance or that changes in regulation will not adversely impact its business.

We are required to secure licenses to operate in each new jurisdiction where we conduct business and will need to secure additional licenses in order to expand operations to new markets. In newly regulated markets, new licensing regimes may impose licensing conditions, such as the requirement to locate significant technical infrastructure within the relevant territory or establish real-time data interfaces with the regulator that present operational challenges or may stop the licensee from being able to offer the full range of our products.

We license our products to operators in the online gaming industry whose ability to operate in any jurisdiction may be impacted by changes in regulations. Regulatory agencies in each of our operating markets continue to examine a wide variety of issues impacting the iGaming and sports betting industries, and consequently the laws and regulations governing our business could be modified or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could cause us to incur substantial additional compliance costs and adversely affect our operating results.

In addition to regulations governing gaming, we are also subject to substantial regulations concerning money laundering. We process a number of financial transactions daily and are subject to a number of financial regulations, including anti-money laundering laws and regulations in the United States and other jurisdictions. We are required to conduct due diligence on our customers and report certain suspicious activity where we know, suspect or have reason to suspect that transactions involve, among other things, funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements or have no business or lawful purpose. We occasionally experience attempts to conduct fraudulent activity on customer accounts, including deposits from stolen credit cards and debit cards.

As part of our operations, we establish player accounts and receive personal and financial information. Accordingly, our operations are subject to privacy and data protection regulation in the United States, the U.K., the European Union, Asia Pacific, and elsewhere. These laws are rapidly developing and changing. The European Union adopted a comprehensive General Data Protection Regulation (“GDPR”), which came into effect in May 2018, as supplemented by any national laws (such as in the U.K., the Data Protection Act 2018) and further implemented through binding guidance from the European Data Protection Board. In the United States, several states have adopted revised legislation to expand data breach notification rules and to mirror some of the protections provided by the GDPR. Some states, including California have adopted data protection legislation that requires companies to make significant changes in their data processing operations.

Social Responsibility

We maintain an open, honest and responsible approach towards our stakeholders, which include our employees, suppliers, customers, investors and the wider community. As both a B2B provider of games of skill and chance in regulated intra-state Internet gambling markets, we have placed our responsible gambling policies and tools at the core of our vision to provide industry-leading entertainment in a socially responsible fashion. Our GameSTACK software platform has a myriad of features for detection and prevention of problem gambling as well as offering tools to end user players to limit their gambling activities online, in compliance with the challenging technical requirements of New Jersey, Pennsylvania and Indiana as well as the United Kingdom and other jurisdictions.

Our platform services enable our casino operators to offer their players an array of tools to control their spending, including deposit limits, wagering value limits, wagering frequency limits, time limits, definable self-exclusion and/or cooling-off periods. This, coupled with sophisticated reporting and analytics, allows operators to identify potentially compulsive behavior and take the required action to ensure the protection of any vulnerable players in line with their operating requirements in the relevant intra-state gambling market. Our teams are extensively trained in the area of responsible gambling, to assist end user players displaying signs of gambling addiction and guide them in the correct direction to seek assistance. We also, in conjunction with our customers and third-party service partners, provide robust age verification processes to ensure that no minors can access the gambling opportunities provided on our customer’s websites.

Human Capital Resources

We are committed to investing in our employees while nurturing an innovative and vibrant work environment. Our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences in order to benefit from diverse perspectives. The Company and its employees are committed to helping our communities thrive through charity activities throughout the year.

Our Global Workforce

Approximately 74% of our employees at year-end 2020 were located outside the United States. The majority of our employees are working within the operations function, which includes the majority of the technical and product employees. The charts below show our global employee population by region and operational function.

Workforce by Region:
Bulgaria	102
Israel	10
United Kingdom	108
United States	68

Workforce by Function:
Operations	79%
Non-Operations	21%

Workforce by Type of Employment:
Full-Time	84%
Part-Time/Temporary	2%
Contractor	14%

Attracting, developing and retaining a pool of diverse and highly skilled talent is critical to our ability to continue achieving sustainable growth. As we continue to buildout the Human Capital function, learning and development will be created to provide ongoing support and resources to our teams worldwide to ensure that the skills of our employees evolve with our business needs, industry trends, and human capital management best practices. Additionally, the Human Capital function is working on tools and processed to enable increased productivity, peak performance, and career growth.

Diversity & Inclusion

A diverse global workforce and an equality, inclusive, and belonging culture is our commitment to the current and future employees. We are committed to promote diversity and inclusion in all our policies, practices, and actions such as hiring, purchasing, and general business practices. We seek to establish an environment of respect and understanding in the workplace and a culture that values and reflects the diverse components of our employees and the communities in which we operate. We also work to ensure that a welcoming and professional environment is maintained in the workplace for all of our employees.

Workforce by Gender:
Male (75% in 2019)	70%
Female (25% in 2019)	30%

Pay & Benefits

With our recent growth and success, we have moved forward with our updated compensation philosophy to offer market-based, competitive wages and benefits in all markets where we compete for talent. All of our employees were paid above the applicable legal minimum wage at year-end 2020. The pay structure has been changed to be positioned around the market median within each market, with variances based on knowledge, skills, years of experience, and performance. We regularly evaluate pay equity, expanding our review in 2020 to include race/ethnicity in addition to gender, and we make adjustments to compensation where needed.

In addition to base wages, our compensation and benefit programs, which vary by country, include short-term incentives, long-term incentives (e.g., cash and share-based awards), employee savings plans with company match, healthcare and insurance benefits (in the United States), health savings spending accounts with company match (in the United States), generous paid time off, leave options, flexible work arrangements, and employee assistance programs.

Furthermore, we kicked off a wellness program to support our employees through the pandemic. The program included highlighting support for mental wellness, intellectual wellness, physical wellness, and social wellness through activities, blogs, and training. We have created moving challenges to get our employees up and active by walking, running, and/or biking 100 miles in a month. The moving challenges also includes a charity component in that GAN pledges $0.50 per mile to Souls4Soles charity.

Workforce Health & Safety

As the pandemic occurred, we work hard to ensure all our offices were following the strict protocols of local, federal, country-specific, and global requirements. We quickly closed all our offices and moved the entire workforce to work from home for the majority of 2020. The health and safety of our employees is the upmost importance now and in the future. Throughout 2020, we kept our eye on when it was safe to reopen our office spaces. And once reopened, we continued to be diligent in our safety protocols as well as re-closing the offices, when it was no longer safe to stay open.

Employee Engagement

With the majority of 2020 forcing closures and stay at home orders, it was important for us to find ways to engage and support our employees even when we could no longer be together. We know how important an engaged workforce is to the health of the organization as well as our employee population. Engaged employees provides a more innovative, productive, and satisfied workforce and promotes retention while minimizing employee turnover.

Throughout 2020, we conducted global employee engagement surveys to ensure our employees had everything they needed to do their job at home, get the support from their teams and management, and receive the communication and guidance they needed from the company, as well as take care of their own wellbeing and as the wellbeing of those who may be living with them. We received glowing scores from our employees and were able to identify and take action on areas where our employees needed more support and areas noted that were in need of improvement.

While employee engagement is the result of many factors, we believe the changes we have implemented in 2020 and plans for the future will help us grow a more engaged workforce. Our goal is to provide an environment where our employees can be the best versions of themselves and have the support they need to deliver extraordinary results for themselves and our company.

Information about Segment and Geographic Revenue

Our segment and geographic revenue information is described in Note 13 to the Consolidated Financial Statements in Item 8 of this report.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected not to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period, if, at the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year, or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Available information

We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (https://www.investors.gan.com) our Annual Report on Form 10-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and information below. We describe below risks that we currently believe are the material risks in connection with our operations. These are not the only risks we face; we are subject to risks that are currently unknown to us, or that we may currently believe are remote or immaterial. If any of these risks or events occurs, our business, financial condition and operating results could be harmed.

Risks Related to Our Business

We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability.

Since our inception, we have typically operated at a loss. At December 31, 2020 we had an accumulated deficit of $45.8 million. The year ended December 31, 2019 was the first time in recent years that our revenues were sufficient to meet our operating expenses, and we generated net income of $2.0 million. For the year ended December 31, 2020, we incurred a net loss of $20.2 million.

A significant portion of our operating expenses are fixed. We anticipate, due to increased administrative expenses associated with our US listing and related regulations, as well as increased expenses associated with our recent acquisition of Coolbet in January 2021, that we will again operate at a loss. Additional losses would impair our liquidity and may require us to raise additional capital or to curtail certain of our operations in an effort to preserve capital. Incurring additional losses could also erode investor confidence in our ability to manage our business effectively and result in a decline in the price of our ordinary shares.

We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.

Our GameSTACK platform and other software products compete in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors are continuously upgrading their product offerings with new features, functions and gaming content. In addition, we continuously refine our software and technology platform to address regulatory changes in the markets in which we operate or plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings.

We cannot assure you that we will be able to respond to rapid technological changes in our industry. In addition, the introduction of new products or updated versions of existing products has inherent risks, including, but not limited to, risks concerning:

●	product quality, including the possibility of software defects, which could result in claims against us or the inability to sell our software products;
●	the accuracy of our estimates of customer demand, and the fit of the new products and features with customers’ needs;
●	the need to educate our sales, marketing and services personnel to work with the new products and features, which may strain our resources and lengthen sales cycles;
●	market acceptance of initial product releases; and
●	competitor product introductions or regulatory changes that render our new products obsolete.

Because we commit substantial resources to developing new software products and services, if the markets for these new products or services do not develop as anticipated, or demand for our products and services in these markets does not materialize or materializes later than we expect, we will have expended substantial resources and capital without realizing sufficient offsetting or resulting revenue, and our business and operating results could be materially adversely affected. Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant additional investments in development of our software and other intellectual property. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced products, the demand for our products, particularly older versions of our products may decline.

The online gaming industry is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of market share.

The online gaming industry is highly competitive. A number of companies offer products that are similar to our products and target the same markets as we do. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, broader or more integrated product offerings, larger technical staffs and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of their products than we can.

Because of the rapid growth of our industry, and the relatively low capital barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Some of our customers are land-based casinos that use our GameSTACK platform for rapid access to the online iGaming and sports betting markets. As these customers become more experienced or successful they may look to develop their own proprietary solutions or may look more aggressively at competing platforms. Additionally, our competitors could combine or merge to become more formidable competitors or may adapt more quickly than we can to new technologies, evolving industry trends and changing customer requirements. If we fail to compete effectively, (a) we could be compelled to reduce prices in order to be competitive, which could reduce margins and profitability, or (b) we would lose market shares any of which could materially adversely affect our strategy, our business, results of operations and financial condition.

Our business operations are subject to substantial variability, which may make it more difficult for us to forecast our financial results, and may negatively impact how investors review our results or prospects.

Our revenues are driven by its SIM and RMiG revenues generated on a B2B basis with casino operators, primarily in the United States. Our business growth is substantially dependent on new customer launches, licensing transactions and new market launches. Each of these transactions can have a significant impact both on our revenues and expenses. The process for each of these is complex involving sales cycles, licensing requirements, product planning and development and marketing coordination. The success of our efforts to secure a new customer, obtain the necessary licensing and launch in a new market can have a significant impact on our financial position and results of operations. Any failure or delay could cause our revenues or operating results to differ substantially from our operating budget, guidance or analysts’ expectations. It could also render period to period analysis of our operating results more difficult, leading to an increased risk of volatility in the trading price for our common stock.

Coolbet’s revenues are generated primarily from its B2C sportsbook operations in Northern Europe. Following the consummation of the Coolbet acquisition, we have a new business model, an enhanced technology platform, new product offerings and an expanded base of customers and markets. Accordingly, it may be more difficult for us to forecast our future financial results and there may be an increased risk that our actual results of operations may vary materially from any guidance that we provide. Our more complex business model and offerings may also make it more difficult for analysts to assess our future prospects. Should our future operating results fall below any future guidance that our management may issue or any third-party analyst reports or consensus, it could negatively affect investors’ perceptions, which could decrease demand for our ordinary shares or result in increased volatility in the trading price for our ordinary shares.

Under our revenue shares arrangements, if existing customers do not continue the use of our products or services, our results of operations could be materially adversely affected.

In our RMiG segment, we generate revenues under contracts with casino operators that contemplate ongoing revenue sharing arrangements. The success of our business depends on our ability to retain our existing installed base of customers and to increase the scale of gaming and transactions that they run on our platform. We may experience the loss of a customer if the customer determines to close its operations, elects to develop its own online platform, or elects to contract with one of our competitors. In 2020, FanDuel provided notice to us that it was deploying its own proprietary digital wallet for its sports gaming business, and therefore was migrating away from our digital wallet technology. Sports gaming revenues from FanDuel ceased on August 31, 2020.

If our customers terminate their license agreements with us, we will incur a reduction in revenues unless we are able to secure new customers in amounts sufficient to offset the loss. The sales cycle for our platform can be long, and there are no assurances that we will be able to rapidly replace the loss of a significant customer. A substantial portion of our expenses are fixed, and a loss of revenue would have a material adverse impact on our profitability and our financial position.

We have historically relied on a small number of customers for a substantial portion of our revenues.

For the year ended December 31, 2020, our largest customer FanDuel accounted for 42.6% of our revenue. For the year ended December 31, 2019, FanDuel accounted for 46.3% of our revenue and WinStar accounted for 19.8% of our revenue. Customer concentration will tend to be more pronounced as we expand our revenues from a smaller base.

Our business strategy encompasses securing a diverse customer base including attempting to expand the amount of business with our current customers and expand into new customer accounts as we enter new geographic markets. On January 1, 2021, we completed the acquisition of Coolbet, which will substantially diversify our customer base. However, we operate in a dynamic industry, in which regulatory restrictions and enabling technologies are changing rapidly. As such, certain of our customers may experience more rapid growth than other customers, resulting in a concentration of revenue from time to time in one or a few significant customers.

At any time that we experience significant customer concentration, the loss of a key customer, for any reason, would have a significant impact on our revenues, our ability to fund operating expenses, and our financial position. In addition, the loss of a material customers could significantly decrease our market share and harm our reputation, which could affect our ability to grow and take advantage of new markets, access resulting data from such markets, and secure funding to invest into development of new products.

Our Coolbet B2C sports betting operation exposes us to losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Coolbet’s fixed-odds betting products involve betting where winnings are paid on the basis of the amount wagered and the odds quoted. Coolbet’s sports betting operation is designed to set odds at a level that will provide the bookmaker with an average return over a large number of events. However, there can be significant variation in gross win percentage for single event or fixed period of time.

Coolbet has systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in all situations, and consequently Coolbet’s faces exposure to risk relating to improperly setting accurate odds or managing its sports betting risk. Coolbet may experience significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes.

Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses could have a material adverse effect on our business, financial condition and results of operations.

A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact our financial performance.

iGaming and sports betting that we and our customers offer represent discretionary expenditures. Players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as:

●	perceived or actual general economic conditions;
●	fears of recession and changes in consumer confidence in the economy;
●	high energy, fuel and other commodity costs;
●	the potential for bank failures or other financial crises;
●	a soft job market;
●	an actual or perceived decrease in disposable consumer income and wealth;
●	increases in taxes, including gaming taxes or fees; and
●	terrorist attacks or other global events.

During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings.

We face the risk of fraud, theft, and cheating.

We face the risk that players may attempt or commit fraud or theft or cheat in order to increase winnings. Such risks include stolen credit or charge cards and hacked or stolen customer accounts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business.

We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

We rely extensively on computer systems to process transactions, maintain information and manage our businesses. In addition, our business involves the collection, storage, processing, and transmission of end users’ personal data, including financial information and information about how they interact with our games and platform. We have built our reputation, in part, on the sophistication and security of our payment and financial processing.

Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Our website may become subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could damage our computer or telecommunications systems, impact our ability to service our customers, adversely affect our operations and the results of operations, and have an adverse effect on our reputation. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution and other critical functions. We may also be subject to regulatory penalties and litigation by customers and other parties whose information has been compromised, all of which could have a material adverse effect on our business, results of operations and cash flows.

Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

The full-time availability and expeditious delivery of our products and services is a critical part of our solution offering to our consumers. Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming and may divert our resources from other business priorities.

We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction and damage to our reputation and brands, and materially and adversely affect our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services will result in a loss of revenue and could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our business strategy anticipates substantial growth, and if we fail to adequately scale product offerings and manage our entry into new territories, our business and reputation may be harmed.

Our business strategy contemplates substantial growth in our customer base, attempting to capture a larger share of a dynamic and growing iGaming and sports betting market, primarily in the United States but internationally as well. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;
●	further develop our operating, administrative, legal, financial and accounting systems and controls;
●	hire additional qualified personnel and develop human capital;
●	comply with additional regulatory regimes, securing licenses and permits; and
●	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.

Failure to accomplish any of these requirements could adversely affect our ability to deliver our product and service offerings in a timely fashion, fulfill existing customer commitments or attract and retain new customers.

Our business plan includes the evaluation and potential integration of acquisitions, which if not done successfully could adversely affect our operating results and result in charges to earnings, impairing our financial condition.

On January 1, 2021, we completed the acquisition of Coolbet and may look to acquire additional software technologies, platforms or gaming content through strategic transactions. Acquisitions involve numerous risks, any of which could harm our business, including:

●	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;
●	cultural challenges associated with integrating employees from an acquired company into our organization;
●	ineffectiveness or incompatibility of acquired technologies or services;
●	additional financing required to complete acquisitions;
●	potential loss of key employees of acquired businesses;
●	inability to maintain the key business relationships and the reputations of acquired businesses;
●	diversion of management’s attention from other business concerns;
●	inability to maintain our standards, controls, procedures and policies;
●	litigation for activities of the acquired company, including claims from terminated employees, customers, former shareholders or other third parties;
●	in the case of acquisitions made across multiple geographic areas, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
●	failure to successfully further develop the acquired technology; and
●	increased fixed costs.

We will incur costs in connection with executing any acquisition strategy, including the time of our management and employees as wells as amounts to professional service firms and advisers during the evaluation of possible acquisition targets. All fees relating to our acquisition strategy are expensed as incurred, whether or not we complete the acquisition. We may also record a significant amount of other charges to our operating results that are directly related to our acquisitions, including those acquisitions that are deemed to be operationally or strategically successful, including: the amortization of intangible assets acquired; charges to our operating results due to the accounting for contingent payments made in connection with acquisitions; costs incurred to combine the operations of companies we acquire, such as employee retention, redeployment or relocation expenses; charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our combined operations or to reduce our cost structure; charges to our operating results due to changes in deferred tax asset valuation allowances and liabilities related to uncertain tax positions after the measurement period of any given acquisition has ended; and charges to our operating results due to the expensing of certain equity awards assumed in an acquisition.

The accounting for acquisitions requires consideration paid, assets, and liabilities to be stated at their acquisition date fair value, which generally results in an increase being recorded to the historic value of net assets, including recording the fair value of acquired assets such as identified intangible assets and goodwill, and also including a reduction in the value of acquired deferred revenue. The increased value of net assets generally results in lower post-acquisition earnings when compared to the pre-acquisition earnings of the acquired businesses as a result of the increased amortization costs. These costs, when and if recorded, could be material and could differ substantially from similar costs recorded in prior years. In addition, intangible assets and goodwill are periodically required to be evaluated for impairment, which can result in charges against earnings.

We rely on relationships with third party content partners for a significant portion of our revenue.

We currently license gaming content from third-party software providers for inclusion in our online games and content offerings. We license these rights to provide our customers with access to online version of popular casino-based games, reduce our development costs, to expand our content offerings and to shorten our time to market with new products and solutions. Our business model is predicated on sharing revenue with our casino operators. If we were to lose access to popular game titles and content, our casino operators may experience a decline in wagering, reducing their revenue and ours. We could be compelled to pay higher prices for licenses, or increased expenses in an effort our own proprietary content, but there are no guarantees that we would be successful in either approach. The loss of compelling content could also make our solution and product offering less competitive, and our operator customers may look for alternative vendors with access to different content.

In addition, a significant portion of customers are introduced to us by our network of content manufacturer partners. These content manufacturer partners include casino equipment manufacturers and casino gaming content designers, which do not manufacture physical gaming equipment. We may experience difficulty in maintaining or establishing third-party relationships with our content manufacturer partners. If we are unable to maintain good relations with our content manufacturer partners, our ability to organically grow our business could be harmed, which may materially adversely affect operating results and financial condition. Additionally, we are exposed to the risk that the content manufacturer partners through which we indirectly promote our products and services will not devote sufficient time, attention and resources to learning our products, markets and potential customers and may promote and sell competing products and services.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.

The iGaming and sports betting industries are subject to rapid technological change and we and a number of our competitors are developing technology and intellectual property that we believe is unique and provides us with a commercial advantage. We regard the protection of our developed technologies and intellectual property rights as a competitive differentiation and an important element of our business operations and crucial to our success. Unauthorized use of our intellectual property and proprietary rights may reduce our revenue, devalue our brands and property and harm our reputation.

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of December 31, 2020, we held one issued U.S. patent (patent number 8,821,296 dated September 2, 2014) with multiple claims within that single patent. We generally require our employees, consultants and advisors to enter into invention contribution and confidentiality agreements. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, the laws of many countries, including countries where we conduct business, do not protect our proprietary rights to as great an extent as do the laws of the United States and European countries. The failure of our patent, or our reliance upon copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies.

We may in the future need to initiate infringement claims or litigation. Litigation can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.

While we respect third parties’ intellectual property rights and have procedures designed to avoid the inadvertent use of third-party intellectual property, we may face claims from our competitors that the products or solutions that we develop, or those provided to us by third parties or used by our customers, infringe on third parties’ intellectual property rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Any such claim may seek to prohibit our use of the third party’s intellectual property rights or may require us to obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially favorable terms, or at all. If we do not obtain such licenses, we could, for example, be required to cease or materially alter our product offerings and our business, operating results and financial condition could be materially adversely affected.

Future litigation may be necessary to defend ourselves, our customers or our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Regardless of whether the infringement claims have any merit, defense of intellectual property litigation is time-consuming, costly to evaluate and defend, and could:

●	adversely affect our relationships with our current or future customers or partners;
●	cause delays or stoppages in providing new sales of our products;
●	cause us to have to cease use of certain technology or products
●	require technology changes that would cause us to incur substantial cost;
●	require us to enter into royalty or licensing agreements on unfavorable terms; and
●	divert management’s attention and resources.

In addition, many of our contracts provide our customers or partners with indemnification with respect to their use of our intellectual property. We cannot predict whether any existing or future third-party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.

The impact of the COVID-19 on our business is ongoing. Although our business has proven resilient during the pandemic (for example, with closures of land-based casinos driving more revenue to our online iGaming offerings), it is uncertain whether this trend will continue, as the economic disruption and uncertainty caused by COVID-19 may cause a general decline in gambling and iGaming over time. In addition, the cancellation of sporting events has reduced sports betting transactions and it is uncertain when the number of live sporting events will return to pre-pandemic levels. Any of these consequences may adversely impact player activity on our platforms, which would negatively impact our business.

We continue to monitor the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for our business. Any prolonged deviations from normal daily operations could negatively impact our business. Additionally, any prolonged disruption of our content providers, customers, players or regulatory reviewers could delay regulatory approvals or conclusions related to new products or the finalization of new contracts entered into by us.

We are subject to risks related to corporate social responsibility, responsible gaming, reputation and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we operate, such as our social responsibility, corporate governance and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of customers and partners to do business with us, which could have a materially adverse effect on our business, results of operations and cash flows.

We believe that our reputation is critical to our role as a leader in the online and gaming industries and as a publicly traded company. Our Board has adopted a Code of Business Conduct as well as other related policies and procedures, and management is heavily focused on the integrity of our directors, officers, senior management, employees, other personnel and third-party suppliers and partners. Illegal, unethical or fraudulent activities perpetrated by any of such individuals, suppliers or partners for personal gain could expose us to potential reputational damage and financial loss.

Risks Related to Regulation

The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

We and our officers, directors, major shareholders, key employees and business partners are generally subject to the laws and regulations relating to online gaming of the jurisdictions in which we conduct business, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. With each new regulated market we enter, we are generally required to secure a gaming license. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results.

Gaming authorities have broad discretion in determining whether to grant, or not to grant, a gaming license and/or whether to impose conditions or limitations upon such gaming license. The process of submitting applications may be expensive and time-consuming and the outcome is not assured. Regulatory regimes imposed upon gaming providers vary by jurisdiction. Typically, however, most regulatory regimes include the following elements:

●	the opportunity to apply for one or more gaming licenses for one or more categories of products, whether as part of a general round of license issuance (for example, Spain) or as and when the applicant chooses to apply;
●	a requirement for gaming license applicants to make detailed and extensive disclosures as to their beneficial ownership, their source of funds, the probity and integrity of certain persons associated with the applicant, the applicant’s management competence and structure and business plans, the applicant’s proposed geographical territories of operation and the applicant’s ability to operate a gaming business in a socially responsible manner in compliance with applicable laws and regulations;
●	interviews and assessments by the relevant gaming authority intended to inform a regulatory determination of the suitability of applicants for gaming licenses;
●	assessments by the relevant gaming authority intended to inform a regulatory determination of the continued suitability of gaming license holders;
●	ongoing reporting and disclosure obligations, both on a periodic and ad hoc basis in response to material issues affecting the business;
●	the testing and certification of software and systems, generally designed to confirm such things as the fairness of the gaming products offered by the business, their genuine randomness and ability accurately to generate settlement instructions and recover from outages;
●	the need to account for applicable gaming duties and other taxes and levies, such as fees or contributions to bodies that organize the sports on which bets are offered, as well as contributions to the prevention and treatment of problem gaming; and
●	social responsibility obligations.

If we fail to obtain the necessary gaming license in a given jurisdiction, we would likely be prohibited from distributing and providing our product offerings in that particular jurisdiction altogether. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software) then we cannot offer the same in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary gaming licenses in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If we are unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

To the extent new online gaming jurisdictions are established or expanded, we cannot guarantee we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. As we directly or indirectly enter into new markets, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate directly or indirectly within these new markets or if our competitors are able to successfully penetrate geographic markets that we cannot access or where we face other restrictions, then our business, operating results and financial condition could be impaired. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business.

Once a gaming license is granted violations of any gaming related requirements could result in the revocation of a gaming license, the imposition of fines, conditions, or limitations, all of which could adversely affect our operations and financial viability.

Once we have been granted a gaming license, we are required to comply with the applicable statutory and/or regulatory requirements, policy directives, and license conditions and/or limitations. Failure to comply with any of such, could result in a gaming regulator bringing a disciplinary action against us. We have previously been assessed fines related to failure to comply with license conditions and codes of practice. We cannot predict the outcome of any current or future regulatory review.

Disciplinary action could range from the imposition of fines, further conditions or limitations imposed upon the gaming license, to the revocation of previously granted gaming licenses. The imposition of any such disciplinary actions could adversely affect our operations in that jurisdiction and its financial viability. Further, the disciplinary action in one jurisdiction could result in separate disciplinary action being brought by another gaming regulator, which could further adversely affect our operations in those jurisdictions and its financial viability.

The online gaming industry is rapidly expanding and evolving, which the proliferation of new and changing regulatory frameworks increases costs and increases the risk of non-compliance.

The online gaming and interactive entertainment industries are relatively new and continue to evolve. As additional jurisdictions initiate regulation, legal and regulatory developments (such as passing new laws or regulations or extending existing laws or regulations to online gaming and related activities), taxation of gaming activities, data and information privacy, anti-money laundering and ‘know your customer’ laws and regulations, and payment processing laws and regulations, are continuing to evolve in ways we are unable to predict and which are beyond our control.

Given the dynamic evolution of these industries, it can be difficult to plan strategically, including as it relates to product launches in new or existing jurisdictions, which may be delayed or denied, and it is possible that competitors will be more successful than us at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation in new and existing jurisdictions, we will become subject to additional compliance-related costs, including regulatory infractions, licensing and taxes. Consequently, we cannot provide assurance that our online and interactive offerings will grow at the rates expected or be successful in the long term.

Coolbet generates a significant portion of its revenues from “unregulated” markets and changes in regulation in those markets could result in Coolbet losing business in those markets or incurring additional expenses in order to comply with any new regulatory scheme.

Coolbet currently generates a significant portion of its revenues in markets that are currently unregulated including Norway and Latin America. Those markets, or other markets where Coolbet may operate in the future could adopt regulations require registration and regulatory compliance, which may increase costs, reduce net gaming revenue or require Coolbet to cease operations depending on the range of unforeseen possible changes to the statutes governing online gambling in the international markets in which Coolbet currently operates.

Compliance with evolving data privacy regulations may cause us to incur additional expenses, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

We collect and process information relating to our employees, our customer operators, our customers’ end user players, and others for various business purposes, including payment processing, marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as GDPR, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. In addition, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018, which became effective in 2020 and provides some of the strongest privacy requirements in the United States.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to provide and market our products, properties and services. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data may result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software, and tools to provide security for processing of customer and employee information, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, but not limited to, computer malware, viruses, hacking and phishing attacks by third parties.

Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.

Our operations are subject to reporting and anti-money laundering (“AML”) regulations in various jurisdictions. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. Any violation of AML laws or regulations could result in fines, administrative expenses, and have a negative effect on our business reputation, ability to secure and retain gaming licenses, and have a negative effect on our results of operations.

We ceased to be a foreign private issuer on December 31, 2020, which will result in significant additional costs and expenses related to our compliance with U.S. securities laws.

As a public company in the United States, we are incurring significant legal, insurance, accounting and other expenses. We have invested, and plan to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities.

We determined that, as of June 30, 2020, we no longer qualify as a foreign private issuer. Accordingly, effective January 1, 2021, we are required to comply with all U.S. federal securities laws that apply to domestic U.S. companies, including enhanced periodic reporting, proxy requirements, and our officers, directors and principal shareholders are subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We are required to file periodic reports and registration statements on U.S. domestic issuer forms containing financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. In addition, we became subject to the Nasdaq corporate governance requirements, which are more strenuous than the corporate governance requirements under Bermuda law. As a result, we expect that our regulatory and compliance costs will be significantly higher beginning in 2021.

We have previously identified a material weakness in connection with our internal control over financial reporting.

As previously disclosed, in connection with the audit of the consolidated financial statements included in the registration statements on Form F-1 that we filed in connection with our initial public offering and follow-on offering in 2020, our management and independent registered public accounting firm concluded that we had a combination of control deficiencies in our internal control over financial reporting as of December 31, 2019 that comprised a material weakness, primarily relating to:

●	the lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of International Financial Reporting Standards and International Accounting Standards and Interpretations as issued by the International Accounting Standards Board (“IASB”), commensurate with our previous financial reporting requirements at the time; and
●	the design and operation of our accounting and financial reporting close functions, in which required policies and procedures either were not designed or were not operating effectively at period end, resulting in a number of adjustments to our consolidated financial statements during the course of the audit.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are currently not required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses, which could negatively impact our business and reputation.

Risks Related to our International Operations

We have business operations located in many countries and a significant level of operations outside of the U.S., which subjects us to additional costs and risks that could adversely affect our operating results.

A significant portion of our customer base and operations are located outside of the United States. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

●	challenges caused by distance as well as language and cultural differences;
●	general economic conditions in each country or region;
●	regulatory changes;

●	political unrest, terrorism and the potential for other hostilities;
●	public health risks, particularly in areas in which we have significant operations;
●	longer payment cycles and difficulties in collecting accounts receivable;
●	overlapping or changes in tax regimes;
●	difficulties in transferring funds from certain countries;
●	laws such as the U.K. Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials; and
●	reduced protection for intellectual property rights in some countries.

If we are unable to effectively staff and manage our global operations, we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, and results of operations.

Our results of operations may be adversely affected by fluctuations in currency values.

As we operate across various geographies, in addition to transacting in U.S. Dollars a portion of our revenues and expenses are transacted in British Pounds and Euros. As we have a large amount of our Euro-denominated transactions associated with revenue, a devaluation of the Euro relative to the U.S. Dollar would adversely affect our results of operations reported in U.S. Dollars. As the transactions in British Pounds are primarily expenses, a decline of the U.S. Dollar relative to the British pound would negatively impact our results of operations reported in U.S. Dollars. We also maintain intercompany balances and cash balances that are subject to currency remeasurement, and for which a change in currency exchanges rates between U.S. Dollars, Euros, British Pounds, Bulgarian Lev, Israeli Shekel and Australian Dollar could result in an adverse charge being recorded to our income statement. Our currency remeasurement gains and losses are charged against earnings in the period incurred. Following our acquisition of Coolbet on January 1, 2020, we anticipate a relative increase in the percentage of our revenues transacted in currencies other than U.S. Dollars.

The expansion of our business, will subject us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.

We pay U.S. federal, state and international taxes due to the global nature of our business and the locations in which we operate. With the Coolbet acquisition, we are now subject to taxation in a number of additional international jurisdictions. The tax laws applicable to our business are myriad, and are subject to interpretation, and significant judgment will be required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. Consequently, our results may differ from previous estimates and may materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we will operate. Gaming companies and business-to-business providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and those taxes and fees are subject to increase at any time. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions that GAN or Coolbet has taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

A change in our tax residence could have a negative effect on our future profitability.

We are organized under the laws of Bermuda, a British overseas territory that is an island located off the coast of the United States and are a resident in Bermuda for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs following a review by our directors or for any other reason, we could become, or be regarded as having become, a resident in a jurisdiction other than Bermuda.

Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a local tax charge. Furthermore, while we expect that our non-U.S. subsidiaries will qualify for the benefits of the Double Tax Convention (“Tax Treaties”) with the United States of America, we have not sought or obtained a ruling from the U.S. Internal Revenue Service, local tax authorities or an opinion of counsel addressing the issue, and there can be no assurances we or our non-U.S. subsidiaries will qualify for the benefits of the Tax Treaties.

U.S. Holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company for U.S. federal income tax purposes.

There is a risk that we will be classified as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. Our status as a PFIC could result in a reduction in the after-tax return to U.S. Holders of our ordinary shares and may cause a reduction in the value of our ordinary shares. A corporation is classified as a PFIC for any taxable year in which either (i) at least 75% of its gross income is “passive income” or (ii) at least 50% of the average quarterly value of all its assets consists of assets that produce, or are held for the production of, passive income. For this purpose, passive income generally includes among other things, dividends, interest, certain rents and royalties, annuities, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

Based on the projected composition of our income and valuation of our assets, we do not believe we were a PFIC in any previous taxable year, and we do not expect to become a PFIC in the foreseeable future, although there can be no assurance in this regard. The U.S. Internal Revenue Service or a U.S. court could determine that we are or were a PFIC in any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies, which in some circumstances are unclear and subject to varying interpretation. If we were classified as a PFIC, U.S. Holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult such holder’s own tax advisors regarding the possible application of the PFIC rules to its particular circumstances.

Risks Related to Corporate Governance Matters

Ownership in our ordinary shares is restricted by gaming laws and our bye-laws, and persons found “unsuitable” may be required to dispose of their shares.

Gaming authorities have the right to investigate any individual or entity having a relationship to, or involvement with, our Company or any of its subsidiaries, to determine whether such individual or entity is suitable as a business associate of ours. Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, sometimes 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Subject to certain administrative proceeding requirements, gaming authorities have broad discretion to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Any person found unsuitable by a gaming authority may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any public corporation which is registered with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. Our bye-laws include certain provisions to ensure that we comply with applicable gaming laws. These provisions provide, among other things, that GAN Limited is prohibited from carrying on Gaming or Gaming Activities (as defined therein) itself and that our Board of Directors has the right to cause a forced sale of the ordinary shares held by an unsuitable person. Any such forced sale may negatively affect the trading price of our ordinary shares and may negatively affect the liquidity of our ordinary shares.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

We are a Bermuda exempted company. As a result, the rights of holders of our ordinary shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Bermuda legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Bermuda law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors. Most of our directors and officers and some of the named experts are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States, judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. We have been advised by our special Bermuda counsel that uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, or entertain action in Bermuda against us or our directors or officers.

Furthermore, we have been advised by our special Bermuda counsel that Bermuda courts will not recognize or give effect to U.S. federal securities laws that such Bermuda courts consider to be procedural in nature, are revenue or penal laws or the application of which would be inconsistent with public policy in Bermuda. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, will not be recognized or given effect to in any action brought before a court of competent jurisdiction in Bermuda where the application of such remedies would be inconsistent with public policy in Bermuda. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violations of U.S. federal securities laws because those laws do not have the force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Shareholders of a Bermuda company may have a cause of action against us or our directors for breach of any duty in the bye-laws or any shareholders’ agreement owed personally by us to the shareholder. Directors of a Bermuda company may be liable to the company for breach of their duties as directors to the company under the Bermuda Companies Act, and under common law. Such actions must, as a general rule, be brought by the company. Where the directors have carried on an act which is ultra vires or illegal, then the shareholder has the right, with leave of the court, to bring a derivative action to sue the directors on behalf of the company with any damages awarded going to the company itself. Shareholders are also able to take action against a company if the affairs of the company are being conducted in a manner which is oppressive or unfairly prejudicial to the shareholders or some number of them, and to seek either a winding-up order or an alternative remedy if a winding-up order would be unfairly prejudicial to them.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director or any claims of violations of the Securities Act of 1933 or the Securities Exchange Act of 1934 the waiver of which would be prohibited by Section 14 of the Securities Act and Section 29(a) of the Exchange Act. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include, among others:

●	restrictions on the time period in which directors may be nominated;
●	the prohibition of cumulative voting in the election of directors;
●	the requirement for shareholders wishing to propose a person for election as a director (other than persons proposed by our Board of Directors) to give advance written notice of nominations for the election of directors; and
●	certain provisions to ensure that we comply with applicable gaming laws, which provide, among other things, that our Board of Directors has the right to cause a forced sale of the ordinary shares held by an “unsuitable” person (see the risk factor above entitled “Ownership in our ordinary shares is restricted by gaming laws and our bye-laws, and persons found “unsuitable” may be required to dispose of their shares”).

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 400 Spectrum Center Drive, Suite 1900, Irvine, California 92618. In addition to our corporate headquarters, we have regional offices in Nevada in the United States, and the countries of Bulgaria and Israel. We lease our corporate headquarters and each of our regional offices. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been listed on The Nasdaq Capital Market under the symbol “GAN” since May 7, 2020. Prior to that date, our predecessor entity, GAN plc, was a public limited company incorporated under the laws of England and Wales. Since 2013 through the date of our initial public offering, the ordinary shares of GAN plc traded on AIM, a market operated by the London Stock Exchange under the symbol “GAN.”

On May 5, 2020, we affected a reorganization and share exchange in which approximately 21,593,910 ordinary shares of GAN Limited, together with cash consideration in the aggregate amount of £2.0 million, were issued to the shareholders of GAN plc in exchange for all of the outstanding ordinary shares of GAN plc, after which time GAN plc became a wholly-owned subsidiary of GAN Limited.

On March 25, 2021, we had 42,017,117 shares of ordinary shares, $0.01 par value, outstanding and 388 holders of record of our ordinary shares. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our ordinary shares is Continental Stock Transfer and Trust Company.

Use of Proceeds from Initial Public Offering of Ordinary Shares

Our initial public offering of ordinary shares was effected through a Registration Statement on Form F-1 (File No. 333-237372) that was declared effective by the SEC on May 4, 2020. On May 7, 2020, we issued and sold 7,337,000 ordinary shares at an initial public offering price of $8.50 per share for aggregate gross offering proceeds of $62.4 million. B. Riley FBR, Inc., Macquarie Capital (USA) Inc., and Craig-Hallum Capital Group LLC, acted as the managers for the offering. The offering terminated following the closing of the initial public offering.

We paid to the underwriters, underwriting discounts and commissions totaling approximately $4.9 million, in connection with the offering. In addition, through December 31, 2020, we incurred additional costs of $2.2 million in connection with the offering which, when added to the underwriting discounts and commissions paid by us, resulted in total expenses of $7.1 million related to the offering. Accordingly, the net offering proceeds to us, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $55.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There were no material changes in our use of the net proceeds from those described in the prospectus dated May 4, 2020.

Dividends

We have never declared or paid any cash dividends on our ordinary shares. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business. We do not expect to pay cash dividends on our ordinary shares in the foreseeable future. Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

Issuer Purchases of Equity Securities

There have been no repurchases of our ordinary shares either on the open market or by private transaction during the quarter ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the Company’s consolidated financial statements and the related notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an award-winning provider of enterprise software solutions designed to accelerate the casino industry’s digital transformation towards Internet casino gambling and online sports betting.

We began our operations in Europe and have since deployed our solutions in the United States, U.K., Italy, and Australia. However, over the past several years we have had an emphasis on supporting land-based commercial and tribal casinos in the United States with their online sports betting and real money gambling operating in the United States. On May 14, 2018, the Supreme Court of the United Sates overturned the PASPA, which since 1992 had prevented U.S. states, aside from Nevada, Delaware and Oregon, from engaging in the regulation and taxation of sports betting activities at the intrastate level. The ruling paved the way for states to elect individually whether to allow for regulated sports betting and, by extension, real money iGaming within their borders. Between May 14, 2018 and November 20, 2020, 21 U.S. states, the District of Columbia and Puerto Rico enacted laws legalizing some form of retail and/or online sports betting. Four of these states also legalized real money iGaming, joining Nevada and Delaware, which were the only states with full scale online gambling regulations in place prior to May 2018. We are actively targeting expansion into additional states as they adopt regulations around legalized sports betting and real money iGaming.

During the year ended December 31, 2020 our revenues derived from customers in the United States was $29.4 million, increasing by $8.5 million, or 40.7% from our prior year revenues of $20.9 million. These increased revenues, in part, are directly related to the legalization of real money iGaming and sports betting in the United States, with $3.8 million, or 14.8% of our total RMiG revenues coming from expansions during the year into new jurisdictions with our existing customers. We simultaneously launched three operator customers live in the state of Michigan in January 2021, and we anticipate additional states such as Louisiana, Maryland, North Carolina, South Dakota, and Washington will allow for the operation of real money iGaming during 2021, which will further increase our total addressable market in the United States, along with other states that may regulate real money iGaming in the future.

As regulation continues to advance in the United States, we have proven to be well-positioned to capitalize on the expanding group of states regulating real money iGaming within their borders. Our software platform enables our customers to rapidly setup and launch an Internet gaming and/or sports betting business by publishing websites and mobile apps to end user residents in these highly regulated markets, each of which have their own technology requirements driven by state specific regulation. Importantly, our GameSTACK platform, adheres to stringent regulatory mandates, giving our customers peace of mind when deploying RMiG products. In August 2020, we delivered two major client launches only days apart, with Cordish Group’s RMiG website at playlive.com in Pennsylvania launched in just 72 days following the execution of a definitive agreement, underscoring the time-to-market advantage gained by our casino operator customers who use our platform for Internet gambling.

In September 2020, we substantially augmented our SIM deployment by adding a ‘simulated sports betting’ capability, launched on PlayJACK.com for JACK Entertainment, a leading casino operator in Ohio. With real money regulated Internet sports betting anticipated in 2021, this added product experience of sports betting, offered alongside simulated Internet casino gaming, has enabled JACK Entertainment to engage with sports betting enthusiasts online in Ohio substantially in advance of real money Internet sports betting being made available. Simulated sports betting is relevant to all clients of SIM and will be rolled-out to additional clients in 2021 and beyond, as a demonstrable vehicle for acquiring sports betting enthusiast’s online information substantially in advance of regulation of real money Internet sports betting.

We also sell support, development and maintenance services for software and hardware systems. Support and maintenance service agreements consist of fees for providing software updates, when and if available, and for providing technical support for software products for a specified term. Development services typically consist of fees for the initial deployment of the iGaming solution for our customers, as well as development services provided on an ongoing basis for our customers. During the year ended December 31, 2020 we generated $4.2 million in development revenues, of which $0.6 million was from implementations of RMiG and SIM operations for new customers, with future implementations ongoing for existing RMiG customers such as Churchill Downs Incorporated and new SIM customers such as the Seneca Gaming Corporation and Gila River Gaming Enterprises.

At the end of 2018, we entered into a binding agreement to license our strategic U.S. patent to a major U.S. Internet gambling operator and their affiliated land-based U.S. casino group. This patent governs the linkage of on-property reward cards to their counterpart Internet gambling accounts together with bilateral transmission of reward points between the Internet gambling technology system and the land-based casino management system present in all U.S. casino properties. In February 2021, we reached an agreement to license our U.S. patent to a second major U.S. casino operator group and we may license our patent to other major U.S. Internet gambling operators in the future.

On January 1, 2021, we completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet, a developer and operator of a legal online sports betting and casino platforms, operates a B2C casino and sports-betting platform that is accessible via its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). We acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to our land-based casino operators in the United States. As a result of the acquisition, we expect our revenue footprint to expand into other international locations and become more diversified as Coolbet’s revenues are primarily derived from countries within northern Europe and South America, with additional revenues in North America (Canada).

May 2020 Completion of U.S. IPO and Reorganization with GAN plc

On May 5, 2020, GAN Limited completed a share exchange and reorganization pursuant to a Scheme of Arrangement whereby the shareholders of the previous parent, GAN plc, agreed to exchange their shares, on a basis of four ordinary shares to one ordinary share, for shares in GAN Limited, plus a pro rata portion of an aggregate £2.0 million or 2.32 pence per share in cash. After the reorganization, GAN plc was renamed GAN (UK) Limited and became a wholly-owned subsidiary of GAN Limited.

On May 7, 2020, GAN Limited completed its U.S. initial public offering under which it sold an aggregate of 7,337,000 ordinary shares at a price per share to the public of $8.50 and raised gross proceeds of $62.4 million (net proceeds of $55.3 million).

December 2020 Follow-on Offering of Ordinary Shares

On December 21, 2020, GAN Limited completed a follow-on public offering under which it sold 6,790,956 of ordinary shares at a price per share of $15.50 and raised gross proceeds of $98,541 million (net proceeds of $98.5 million). The net proceeds from the offering were used to fund the cash portion of the purchase price payable to the Coolbet shareholders pursuant to the Share Exchange Agreement with Coolbet.

January 2021 Acquisition of Coolbet

On January 1, 2021, GAN Limited completed its acquisition of Vincent Group p.l.c., a Malta public limited company (“Coolbet”), in accordance with the terms of the Share Exchange Agreement, dated as of November 15, 2020, between GAN Limited and Coolbet.

At the closing, under the Share Exchange Agreement, GAN Limited acquired all of the outstanding equity in Coolbet in exchange for a purchase price of $218.6 million comprised of a cash payment of $111.6 million, the issuance of 5,260,516 ordinary shares (valued at $106.7 million) and the issuance of replacement equity awards (valued at $0.3 million). The purchase price was calculated on a “cash-free, debt-free” basis, subject to adjustment based on the actual “net cash” position to be established within 120 days following the closing.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with preparing our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, share-based compensation, capitalization and impairment of internally generated intangible assets, and taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

For further discussion of accounting policies refer to Note 3 – Summary of Significant Accounting Policies.

Revenue Recognition

Our revenue recognition policies described in Note 3 – Summary of Significant Accounting Policies, require us to make significant judgments and estimates. Accounting Standards Codification (“ASC”) 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, allocation of the transaction price, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria considering contract specific facts and circumstances is naturally judgmental, but certain judgments could significantly affect the amount or timing of revenue recognized if we were to reach a different conclusion than we have including:

Performance Obligations. In our commercial arrangements related to enterprise software platform services for B2B iGaming and sportsbook services, our performance obligation is limited to the provision of our software to our customer – the casino operator. The casino operator controls the URL for the online casino, controls its trademarks and branding, controls the gaming content and maintains ownership of the player database and loyalty programs related to players in the online casino. Accordingly, our revenues are the payments that we receive from our customer for those services, including any amounts owed to us as a share of net gaming revenue generated from the customer’s online casino.

Stand-Alone Selling Price and Allocation of Transaction Price. ASC 606 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for hardware or services or we may license systems for which the solutions we provide are highly customized and therefore the prices vary, the determination of a stand-alone selling price requires significant judgment.

For performance obligations that involve multiple products or services, we allocate the transaction price to be applied to each performance obligation based on an estimation of the stand-alone selling price. We typically determine the stand-alone selling price based on the amounts that we charge when sold separately in similar circumstances to similar customers. In instances where the stand-alone selling price cannot be determined using an adjusted market assessment approach, we have used other allocation methods in accordance with ASC 606, including a residual approach to allocate a stand-alone selling price to a patent licensing performance obligation in 2019 as, at the time, we had not yet established a price for our patent licensing. This was a significant management estimate, impacting the revenue allocation to each performance obligation and the period in which the revenue was recognized. With respect to our patent licensing revenues in 2019, we concluded that the license of our patent was at a transaction price of $4.0 million, with the remainder of the transaction price outlined in the contract being related to the other performance obligation of platform development services.

Transfer of Control. ASC 606 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In 2019, we entered into an arrangement for B2C iGaming enterprise software platform services with a commercial partner customer, whereby our performance obligations included the operation of RMiG sites on behalf of such customer. Management has concluded that, under this arrangement, our commercial partner customer controls the relationship with the end-user players and owns the player database and that we act as an agent for this commercial partner customer in providing services to end-user players. As such, in this instance of B2C RMiG enterprise software platform services, we recognize revenue as we earn the revenue from our commercial partner customer rather than the revenues earned by the customer from its end-user players. This is consistent with our principal revenue recognition for B2B iGaming and sportsbook as described above and with our revenue recognition policy as described in the notes to our consolidated financial statements. The arrangement with our commercial partner was subsequently exited and revenues associated with the B2C operations in 2020 were recognized on a principal basis.

Our RMiG and SIM enterprise software platform offerings include iGaming content licensing services. The GameSTACK platform is capable of supporting, and we make available to our customers, both proprietary and third-party licensed gaming content. Our casino operator customers generally control the determination of which gaming content will be offered in their online casinos.

Where a casino operator customer directs us to provide our proprietary gaming content, we act as principal in providing the content licensing services, recording the related revenue as gross. In accordance with ASC 606, where the casino operator customer directs us to procure third party gaming content, we are deemed to be the agent in providing the content licensing services, recording the corresponding revenue net of licensing costs paid to the owners of that content.

We act as principal in a majority of our SIM and Italy-based RMiG content licensing service arrangements and are primarily agent in a majority of our U.S.-based real money iGaming content licensing service arrangements.

Share-Based Compensation

Management measures equity settled share-based awards at fair value at the date of grant and expenses the cost on a straight-line basis over the requisite service period of the entire award, generally defined as the vesting period, along with a corresponding increase in equity. Forfeitures are recorded in the period in which they occur with the impact, if any, recognized in the consolidated statements of operation with a corresponding adjustment to equity.

The fair value of share options is determined using a Black-Scholes model, taking into consideration management’s best estimate of the expected life of the option and the estimated number of shares that will eventually vest. Application of the option-pricing model involves the use of estimates, judgment and assumptions that are highly complex and subjective and are outlined below as they pertain to grants subsequent to our initial public offering.

Expected Term – represents the period of time that awards granted are expected to be outstanding. In determining the expected term of the award, future exercise and forfeiture patterns are estimated from historical employee exercise behavior. These patterns are also affected by the vesting conditions of the award. Changes in the future exercise behavior of employees or in the vesting period of the award could result in a change in the expected term. An increase in the expected term would result in an increase to our expense.

Volatility – a measure of the amount by which the price of our ordinary shares is expected to fluctuate each year during the expected term of the award. Our expected volatility is determined by reference to volatility of certain identified peer groups, share trading information and stock prices on the Nasdaq. The implied volatilities from traded options are impacted by changes in market conditions. An increase in the volatility would result in an increase in our expense.

Expected Dividend Yield – is based on our historical dividend yield, which is zero – as we have not historically paid dividends. If we were to begin paying dividends, the dividend yield would increase and result in a decrease in our expense.

Risk-Free Interest Rate – is based on the U.S. Treasury yield curve in effect at time of grant. As the risk-free interest rate increases, the expected term increases, resulting in an increase in our expense.

Where the Company has decided to cover the social taxes and income taxes related to equity settled share-based awards for the option holders, we recognize a tax expense for the future cash payment as a cash settled share-based compensation expense. At each reporting period, management measures tax liabilities associated with our share-based compensation based on the intrinsic value of the options using our share price at each date of measurement. The impact of the revision of the original estimates, if any, is recognized in profit or loss with a corresponding increase or reduction to the corresponding liability. Where the Company does not cover employee social taxes and income taxes, we recognize employer tax expenses in the period when the respective holder exercises their options.

Capitalization and Impairment of Internally Generated Intangible Assets

Management reviews expenditures, including wages and benefits for employees, incurred on development activities and based on their judgment of the costs incurred assesses whether the expenditure meets the capitalization criteria set out in ASC 350 and the intangible assets accounting policy within the notes to our consolidated financial statements. Management specifically considers if additional expenditure on projects relates to maintenance or new development projects. In addition, the useful life of capitalized development costs is determined by management at the time the software is brought into use and is regularly reviewed for appropriateness. For unique software products we control and develop, the life is based on historical experience with similar products as well as anticipation of future events, which may impact their useful economic life, such as changes in technology.

Management reviews intangible assets at each reporting period to determine potential impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the intangible asset with the future undiscounted cash flows the asset is expected to generate. Management must make estimates related to future cash flows and discount rates that reflects current market assessments of the time value of money and the risks specific to the asset for which the estimates of future cash flows have not been adjusted. If such assets are considered impaired, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible asset.

Useful Life of Capitalized Development Costs

The useful life of capitalized development costs is determined by management at the time the software is brought into use and is regularly reviewed for appropriateness. For unique software products controlled and developed by us, the life is based on historical experience with similar products as well as anticipation of future events, which may impact their useful economic life, such as changes in technology.

Income Taxes

Deferred tax assets are recognized to the extent that it is probable future taxable profits will be available against which the temporary differences can be utilized. The key area of judgement is our assessment of whether it is probable that there will be sufficient taxable profits against which any deferred tax assets can be utilized. We operate in a number of international tax jurisdictions. Judgement is required in respect of the interpretation of state, federal and international tax law and practices as e-commerce and tax continues to evolve. We file our tax returns and duty calculations and estimate our tax and indirect tax provisions based on current tax rules and practices and our transfer pricing policy, together with advice received from professional advisors and believe that our accruals for tax liabilities are adequate. Further details of our accounting policy in relation to deferred tax assets is discussed in the notes to our consolidated financial statements.

Research and development tax relief is recognized as an asset once there is sufficient evidence that any amount we may claim will be received. A key judgement arises with respect to the likelihood of a claim being successful when a claim has been quantified but has not been received. In making this judgement, we consider the nature of the claim and in particular the track record of success of previous claims.

We are subject to income taxes in numerous jurisdictions and there are transactions for which the ultimate tax determination cannot be assessed with certainty in the ordinary course of business. We recognize a provision for situations that might arise in the foreseeable future based on an assessment of the probabilities as to whether additional taxes will be due. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth our results of operations for the year ended December 31, 2020 and 2019:

	Year Ended December 31,		Change 2019 to 2020
	2020	2019	Amount	%
(in thousands, except percentages)
Revenue
Platform and content fees	$26,208	$20,011	$6,197	31.0%
Development services and other	8,951	9,960	(1,009)	(10.1)%
Total revenue	35,159	29,971	5,188	17.3%
Operating costs and expenses
Cost of platform and content fees(1)	7,787	6,630	1,157	17.5%
Cost of development services and other(1)	2,684	473	2,211	467.4%
Impairment of capitalized software	—	626	(626)	(100.0)%
Sales and marketing	5,046	3,487	1,559	44.7%
Product and technology	11,032	3,413	7,619	223.2%
General and administrative(1)	24,825	8,435	16,390	194.3%
Depreciation and amortization	3,257	4,316	(1,059)	(24.5)%
Total operating costs and expenses	54,631	27,380	27,251	99.5%
Operating income (loss)	(19,472)	2,591	(22,063)	(851.5)%
Interest expense, net	392	13	379	n.m.
Income (loss) before income taxes	(19,864)	2,578	(22,442)	(870.5)%
Income tax expense	353	574	(221)	(38.5)%
Net income (loss)	$(20,217)	$2,004	$(22,221)	n.m.

(1)	Excludes depreciation and amortization.
n.m. = not meaningful

Components of Revenue

	Year Ended December 31,		As a percentage of revenue		Change 2019 to 2020
	2020	2019	2020	2019	Amount	%
(in thousands, except percentages)
RMiG
Revenue
Platform and content fees	$18,030	$15,396	51.2%	51.3%	$2,634	17.1%
Development services and other	7,580	8,832	21.6%	29.5%	(1,252)	(14.2)%
Total RMiG Revenue	25,610	24,228	72.8%	80.8%	1,382	5.7%

SIM
Revenue
Platform and content fees	8,178	4,615	23.3%	15.4%	3,563	77.2%
Development services	1,371	1,128	3.9%	3.8%	243	21.5%
Total SIM revenue	9,549	5,743	27.2%	19.2%	3,806	66.3%
Total revenue	$35,159	$29,971	100.0%	100.0%	$5,188	17.3%

Real Money iGaming

The increase in RMiG revenue is directly related to the legalization of real money iGaming and sports betting in the United States and our launch of iGaming solutions for new and existing customers in those jurisdictions. During the year ended December 31, 2020, we generated $3.8 million in revenues from RMiG in new jurisdictions for existing customers and $1.5 million in RMiG revenues from new customers. These new customer and jurisdictional launches represented 20.6% of our total RMiG revenues for the year ended December 31, 2020.

We expect revenue growth from other customers to increase more rapidly, increasing our customer diversity and resulting in FanDuel being a substantially lower portion of our overall revenues moving forward. Such expected revenue growth in our RMiG segment is based on anticipated revenues from new customers such as Cordish Gaming Group as a RMiG client in Pennsylvania and Churchill Downs Incorporated as a RMiG and online sports betting client to be rolled out in New Jersey, Pennsylvania, Indiana, Michigan, Colorado, and Tennessee. Additionally, we entered into a 10-year agreement with Wynn Resorts to provide the software platform for RMiG and online sports betting business in Michigan and we simultaneously launched RMiG for FanDuel, Churchill Downs and Wynn Resorts online in Michigan in January 2021.

During the year ended December 31, 2020, FanDuel deployed its own proprietary digital wallet for its sports gaming business, and our sports gaming revenues from FanDuel accordingly ceased on August 31, 2020. For the year ended December 31, 2020 and 2019, the Company derived $2.6 million and $3.0 million from FanDuel’s sports gaming operations, respectively. The Company still maintains its RMiG casino business with FanDuel.

For the year ended December 31, 2020, RMiG services and other revenue was $7.6 million, as compared to $8.8 million for the year ended December 31, 2019. This decrease in revenues of $1.2 million was primarily a result of increased hardware sales to customers of $1.6 million, largely in relation to the anticipated regulation of real money gambling in new U.S. states, as well as increased development revenues of $1.7 million recognized as a result of FanDuel’s migration to their own player wallets, $0.6 million in development services associated with new casino launches and $0.3 million in game development revenues. These increased revenues in 2020 were primarily offset by a decrease in patent licensing revenues of $4.0 million, which were recognized in 2019 and did not recur in 2020.

Simulated iGaming

For the year ended December 31, 2020, SIM platform revenue was $8.2 million, as compared to $4.6 million for the year ended December 31, 2019. Of this increase, existing customers were responsible for increases of $1.6 million with new customers contributing $2.0 million. During the year ended December 31, 2020, new SIM customers included companies such as the Snoqualmie Indian Tribe in Washington (May 2020), Penn National Gaming, which operates 41 properties in 19 states (August 2020), and Laguna Development Corporation in New Mexico (August 2020).

Geographic Information

	Year Ended December 31,		As a percentage of revenue		Change 2019 to 2020
	2020	2019	%	%	Amount	%
(in thousands, except percentages)
United States	$29,351	$20,935	83.5%	69.9%	$8,416	40.2%
Italy	5,191	4,599	14.8%	15.3%	592	12.9%
U.K. and Channel Islands	263	4,359	0.7%	14.5%	(4,096)	(94.0)%
Rest of the world	354	78	1.0%	0.3%	276	353.8%
Total revenue	$35,159	$29,971	100.0%	100.0%	$5,188	17.3%

During the year ended December 31, 2020, with the exception of the U.K. and Channel Islands, revenues increased across each of our geographies when compared to the year ended December 31, 2019.

Revenues derived from customers in the United States increased $8.4 million, or 40.2%, driven primary by the legalization of real money iGaming and sports betting in additional U.S. states and our launch of iGaming solutions for new and existing customers in those jurisdictions.

In the U.K., we saw a decrease in revenue in our RMiG segment of $4.1 million. Substantially all of the RMiG revenue we received in the U.K. for 2019 was attributable to the operations of an online B2C gaming website that we operated for WinStar Casino. Effective December 31, 2019, we acquired ownership of the online casino and customer database from WinStar Casino. We entered into a license to continue to operate under the WinStar Casino brand through March 30, 2020, at which time we transitioned the online casino to our proprietary brand and website www.ReelsRoyale.com. Through September 30, 2020, we operated the online casino as a proprietary B2C online casino under our U.K. gaming license without a marketing budget to drive awareness and traffic to the online casino, as we pursued an alternative sponsor or provider of marketing capital. As a sponsor was not identified in the desired timeframe, it was determined to wind down the ReelsRoyale site, as the company does not intend to pursue a B2C product offering in the U.K. As a result of the changes related to the WinStar Casino and ReelsRoyale site, revenues for the U.K. declined substantially from 2019 levels, totaling $0.3 million in 2020.

Revenues derived from customers in other geographies are primarily comprised of game development revenues for games we were contracted to develop on behalf of our customers, which are now hosted natively on our iGaming platform. These revenues are associated with a certain number of games we delivered during the period, with further game development revenues anticipated under our contractual arrangements to be recognized when the remaining games are delivered.

Following the closing of our acquisition of Coolbet in January 2021, we expect our revenue footprint to expand into other international locations and become more diversified as Coolbet’s revenues are primarily derived from countries within northern Europe and South America, with additional revenues in North America (Canada).

Cost of Revenue

During the year ended December 31, 2020, cost of platform and content fees increased $1.2 million compared to the prior year, primarily attributable to increased royalty expenses of $1.3 million. Cost of development services and other increased by $2.2 million compared to the prior year, driven primarily by increased costs of hardware revenue of $1.6 million.

Operating Expenses

During the year ended December 31, 2020, sales and marketing expenses increased by $1.6 million, or 44.7% compared to the prior year, driven by personnel expenses (including $0.6 million of share-based compensation expense for key personnel during 2020) associated with our marketing and customer service initiatives in line with our customer acquisitions and new jurisdictions served.

During the year ended December 31, 2020, product and technology expenses increased by $7.6 million, or 223.2% compared to the prior year, driven by personnel and related costs (including $3.9 million in share-based compensation expense for key personnel during 2020) as we ramped up our team and invested in our platform to serve our new and existing customers.

During the year ended December 31, 2020, general and administrative expenses increased by $16.4 million, or 194.3% compared to the prior year, primarily attributable to (i) personnel and related costs of increasing from approximately 141 to 241 employees ($6.9 million), (ii) share-based compensation for directors and key personnel ($4.9 million during 2020), and (iii) increased professional services related to capital markets advisory, consulting, accounting advisory, tax advisory and legal expenses incurred in connection with our initial public offering, corporate infrastructure and expansion projects ($5.8 million), (iv) additional compliance requirements as a result of becoming a public company in the United States in May 2020 ($1.3 million), and (v) costs incurred with respect to the acquisition of Coolbet ($1.0 million).

During the year ended December 31, 2020, depreciation and amortization expenses decreased by $1.1 million, or 24.5% compared to the prior year, due to the mix of support versus development activities and prior capitalized assets becoming fully amortized during 2019 and 2020, not fully offset by new capitalized development costs to amortize in the future.

Interest Expense, net

During the year ended December 31, 2020, interest expense, net increased by $0.4 million, driven by financing costs for the loan facility we entered into with related parties in the second quarter of 2020 in connection with the Share Exchange.

Income Tax Expense

Income tax expense decreased by $0.2 million, or 38.5%, from $0.6 million for the year ended December 31, 2019 to $0.4 million for the year ended December 31, 2020. The decrease is primarily the result of a decrease of our accrual in relation to GAN UK’s estimated uncertain tax benefit during the period.

Segment Results

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Real Money iGaming

	Year Ended December 31,		As a percentage of segment revenue		Change 2019 to 2020
	2020	2019	2020	2019	Amount	%
(in thousands, except percentages)
Revenue	$25,610	$24,228	100.0%	100.0%	$1,382	5.7%
Cost of revenue(1)	7,486	4,833	29.2%	19.9%	2,653	54.9%
Impairment of capitalized software	—	626	—%	2.6%	(626)	(100.0)%
Segment results	$18,124	$18,769	70.8%	77.5%	$(645)	(3.4)%

(1)	Excludes depreciation and amortization

Segment results for RMiG, which excludes depreciation and amortization and is a measure of gross profit, was $18.1 million for the year ended December 31, 2020 (70.8% segment profit margin), as compared to $18.8 million for the year ended December 31, 2019 (77.5% segment profit margin). Key factors impacting comparisons between periods were a $4.0 million license of our patent in 2019 (as compared to no patent license fees in 2020) and $4.5 million of revenue in 2019 related to the WinStar Casino and ReelsRoyale site, both of which are not present in 2020.

Simulated iGaming

	Year Ended December 31,		As a percentage of segment revenue		Change 2019 to 2020
	2020	2019	2020	2019	Amount	%
(in thousands, except percentages)
Revenue	$9,549	$5,743	100.0%	100.0%	$3,806	66.3%
Cost of revenue(1)	2,985	2,270	31.3%	39.5%	715	31.5%
Segment results	$6,564	$3,473	68.7%	60.5%	$3,091	89.0%

(1)	Excludes depreciation and amortization

Segment results for SIM, which excludes depreciation and amortization and is a measure of gross profit, was $6.6 million for the year ended December 31, 2020 (68.7% segment profit margin), as compared to $3.5 million for the year ended December 31, 2019 (60.5% segment profit margin). The increased segment results of $3.1 million was attributable to new customer launches and organic growth.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is provided as supplemental disclosure, which is defined as net income (loss) before interest expense, net, income taxes, depreciation and amortization, impairments, share-based compensation expense and related expense, initial public offering related costs and other items which our Board of Directors considers to be infrequent or unusual in nature.

Management uses Adjusted EBITDA to measure its financial performance. Specifically, it uses Adjusted EBITDA (1) as a measure to compare its operating performance from period to period, as it removes the effect of items not directly resulting from core operations and (2) as a means of assessing its core business performance against others in the industry, because it eliminates some of the effects that are generated by differences in capital structure, depreciation, tax effects and unusual and infrequent events. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP. Adjusted EBITDA, as defined, may not be comparable to similarly titled measures used by other companies in the industry, and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating the Company’s performance.

Below is a reconciliation to Adjusted EBITDA from net income (loss) as presented in the consolidated statements of operations for the years specified:

	Year Ended December 31,
	2020	2019
(in thousands, except percentages)
Net income (loss)	$(20,217)	$2,004
Income tax expense	353	574
Interest expense, net	392	13
Depreciation and amortization	3,257	4,316
Share-based compensation and related expense(1)	10,181	367
Initial public offering transaction related	2,831	—
Tax related provisions	939	—
Impairment of capitalized software	—	626
Adjusted EBITDA	$(2,264)	$7,900
Adjusted EBITDA margin %	(6)%	26%

(1)	Includes $6.8 million and $3.4 million in equity-settled and cash-settled expenses, respectively. Refer to Note 8 – Share-based Compensation for further details.

Key Performance Indicators

Our management uses the following key performance indicators (“KPIs”) as indicators of trends and results of the business. These KPIs give our management an indication of the level of engagement between the player and the Company’s platforms. No estimation is necessary in quantifying these KPIs, nor do they represent U.S. GAAP based measurements. These KPIs are subject to various risks such as customer concentration, competition, licensing and regulation, and macroeconomic conditions. Refer to “Item 1A. Risk Factors” for further risks associated with our business which would affect these KPIs.

	Year Ended December 31,		Change 2019 to 2020
	2020	2019	Amount	%
Gross Operating Revenue (in millions)	$545.2	$315.8	$229.4	72.6%
Active Player-Days (in millions)	29.3	24.5	4.8	19.6%
ARPDAU	$18.58	$12.90	$5.68	44.0%

Gross Operator Revenue

The Company defines Gross Operator Revenue as the sum of its corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports win from real money regulated sports betting. Gross Operator Revenue, which is not comparable to financial information presented in conformity with U.S. GAAP, gives management and users an indication of the extent of transactions processed through the Company’s corporate customers’ platforms and allows management to understand the extent of activity that the Company’s platform is processing.

The increase in gross operator revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to the continued expansion of existing and new U.S. customers and business, coupled with a shift towards RMiG and SIM, which experienced substantial growth since the COVID-19 outbreak began disrupting retail casino operations and the sports betting calendar.

Expansion of existing and new customers in Pennsylvania combined with an annualized impact of our 2019 expansion into New Jersey contributed towards increases in RMiG gross operator revenues, while new customers and optimization of our platform since the COVID-19 outbreak drove growth in SIM gross operator revenues.

Active Player-Days

The Company defines Active Player-Days as unique individuals who log on and wager each day (either wagering with real money or playing with virtual credits used in simulated gaming), aggregated during the respective period. By way of illustrative example: one (1) unique individual logging in and wagering each day in a single calendar year would, in aggregate, represent 365 Active Player-Days. Active Player-Days provides an indicator of consistent and daily interaction that individuals have with the Company’s platforms. Active Player-Days allows management and users to understand not only total users who interact with the platform but gives an idea of the frequency to which users are interacting with the platform, as someone who logs on and wagers multiple days are weighted heavier during the period than the user who only logs on and wagers one day.

The increase in Active Player-Days for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to the continued expansion of existing and new U.S. customers and business, coupled with a shift towards RMiG and SIM, which experienced substantial growth since the COVID-19 outbreak began disrupting retail casino operations and the sports betting calendar. As those markets further recover from their COVID-induced interruptions, the major boosts seen in RMiG and SIM has started to subside, though record levels of revenue continue to be achieved.

Average Revenue per Daily Active User

The Company defines Average Revenue per Daily Active User (“ARPDAU”) as Gross Operator Revenue divided by the identified number of Active Player-Days. This measure allows management to measure the value per daily user and track user interaction with the platforms, which helps both management and users of financial statements understand the value per user that is driven by marketing efforts and data analysis obtained from the Company’s platforms.

The increase in ARPDAU in the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily the result of higher growth in revenue in our highest-yield segment, which is U.S. RMiG platform, compared to growth in our simulated iGaming platform revenues. Additionally, the increase in ARPDAU in 2020 versus 2019 was primarily the result of improved marketing efforts which increased the amount of money paid by players. Both Active Player-Days and Gross Operator Revenue expanded during the period, but Gross Operator Revenue expanded quicker than Active Player-Days. Based on expanded data obtained from the platform, we were able to adjust our product offerings to provide more popular and in-demand gaming content driving up the average value per player as the players were more satisfied with the product provided.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $152.7 million.

As of December 31, 2020, we had an accumulated deficit of $45.8 million, as a result of incurred losses from operations and net operating cash outflows in prior years. We believe cash on hand and cash generated from operations will be sufficient to meet our liquidity needs. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our capital expenditure consists primarily of technology development costs, computer equipment, and costs to enter contracts. In the event that we are unable to sustain positive cash flow from operations and/or raise adequate financing, future operations may need to be scaled back by delaying hiring or reducing headcount. Our success will depend in part on our ability to continue to attract new customers, retain existing customers, and market our products and services. There can be no assurance that we will be able to achieve any or all of these success factors.

On January 1, 2021, we acquired Coolbet for a purchase price of $218.6 million comprised of a cash payment of $111.6 million, the issuance of 5,260,516 ordinary shares (valued at $106.7 million) and the issuance of replacement equity awards (valued at $0.3 million). We anticipate a level of increased development costs following the acquisition in order to integrate Coolbet’s sports technology within our B2B offering. Certain of these development costs associated with the integration may qualify for capitalization in accordance with our accounting policies.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended December 31,		Change 2019 to 2020
	2020	2019	Amount	%
(in thousands, except percentages)
Net cash provided by (used in) operating activities	$(6,348)	$5,588	$(11,936)	(213.6)%
Net cash used in investing activities	(5,919)	(2,968)	(2,951)	(99.4)%
Net cash provided by financing activities	154,708	246	154,462	n.m.
Effect of foreign exchange rates on cash	(66)	310	(376)	(121.3)%
Net increase in cash	$142,375	$3,176	$139,199	n.m.

n.m. = not meaningful

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities increased $11.9 million, or 213.6%, from a $5.6 million net inflow during the year ended December 31, 2019 to a $6.3 million net outflow for the year ended December 31, 2020. The increase in net cash used in operating activities is the result of an increase in net loss of $22.2 million from $2.0 million net income in 2019 to $20.2 million net loss in 2020, due to increased administrative costs as described above.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $2.9 million, or 99.4%, from a $3.0 million net outflow during the year ended December 31, 2019 to a $5.9 million net outflow for the year ended December 31, 2020. The increase is the result of a $1.6 million increase in capitalized software development costs associated with new customer launches and future launches, a $1.0 million increase in purchases of property and equipment and a $0.3 million increase in the acquisition of licenses to operate in new jurisdictions.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased $154.5 million from a $0.2 million net inflow during the year ended December 31, 2019 to a $154.7 million net inflow for the year ended December 31, 2020. The increase is mainly the result of proceeds from our U.S. initial public offering in May 2020 ($57.4 million), follow-on public offering in December 2020 ($99.4 million) and cash proceeds on the exercise of employee share options ($2.1 million increase compared to the prior period); offset by the payment of offering costs of ($2.0 million) and cash consideration paid to the previous shareholders of the Company plc (£2 million or $2.5 million) pursuant to the May 2020 Scheme of Arrangement.

Capital Resources

We do not currently have any credit facilities or similar capital resources in place. We believe cash on hand and cash generated from operations will be sufficient to meet our liquidity needs. To the extent that we are unable to sustain positive cash flow from operations, we expect to raise additional capital through the sale of debt or equity securities. There are no arrangements in place for any such financing at this time. We cannot provide any assurance as to the availability or terms of any future financing that we may require to support our operations.

Capital Expenditures

We incurred capital expenditures of $5.9 million and $3.0 million for the year ended December 31, 2020 and 2019, respectively. Of these expenditures, purchases related to intangible assets (including licenses to operate in related jurisdictions) represented $0.2 million and $0, respectively, internally developed capitalized software represented $4.4 million and $2.7 million, respectively, and property and equipment (including licenses for internal use software) represented $1.2 million and $0.2 million, respectively, for the year ended December 31, 2020 and 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

GAN Limited

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GAN Limited (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company’s auditor since 2013.

London, United Kingdom

March 31, 2021

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAN Limited

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$152,654	$10,279
Accounts and other receivables, net	8,056	5,604
Prepaid expenses	1,912	575
Research and development tax credit receivable	-	1,127
Other current assets	874	1,181
Total current assets	163,496	18,766

Property and equipment, net	1,320	303
Capitalized software development costs, net	6,648	4,784
Operating lease right-of-use assets	577	1,051
Intangible assets, net	468	348
Other assets	737	934
Total assets	$173,246	$26,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,707	$2,645
Accrued expenses:
Compensation and benefits	4,956	1,402
Royalties	1,984	1,294
Other	1,598	461
Contract liabilities	1,083	3,023
Operating lease liabilities	262	289
Other current liabilities	2,722	1,179
Total current liabilities	17,312	10,293

Operating lease liabilities	313	693
Other noncurrent liabilities	57	55
Total liabilities	17,682	11,041
Commitments and contingencies (Note 17)
Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 36,635,362 and 21,486,059 shares issued and outstanding at December 31, 2020 and 2019, respectively	365	215
Additional paid-in capital	203,842	40,862
Accumulated deficit	(45,766)	(23,024)
Accumulated other comprehensive loss	(2,877)	(2,908)
Total stockholders’ equity	155,564	15,145
Total liabilities and stockholders’ equity	$173,246	$26,186

The accompanying notes are an integral part of these consolidated financial statements.

GAN Limited

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue
Platform and content fees	$26,208	$20,011
Development services and other	8,951	9,960
Total revenue	35,159	29,971

Operating costs and expenses
Cost of platform and content fees (1)	7,787	6,630
Cost of development services and other (1)	2,684	473
Impairment of capitalized software	-	626
Sales and marketing	5,046	3,487
Product and technology	11,032	3,413
General and administrative (1)	24,825	8,435
Depreciation and amortization	3,257	4,316
Total operating costs and expenses	54,631	27,380

Operating income (loss)	(19,472)	2,591

Interest expense, net	392	13

Income (loss) before income taxes	(19,864)	2,578
Income tax expense	353	574
Net income (loss)	$(20,217)	$2,004

Income (loss) per share
Basic	$(0.75)	$0.09
Diluted	$(0.75)	$0.09

Weighted average ordinary shares outstanding
Basic	27,006,058	21,367,948
Diluted	27,006,058	23,420,361

(1) Excludes depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

GAN Limited

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019

Net income (loss)	$(20,217)	$2,004
Other comprehensive income (loss)
Foreign currency translation adjustments	31	378
Comprehensive income (loss)	$(20,186)	$2,382

The accompanying notes are an integral part of these consolidated financial statements.

GAN Limited

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2019	21,302,550	$213	$40,081	$(25,028)	$(3,286)	$11,980
Net income	-	-	-	2,004	-	2,004
Share-based compensation expense	-	-	451	-	-	451
Issuance of ordinary shares upon exercise of stock options	183,509	2	330	-	-	332
Foreign currency translation adjustments	-	-	-	-	378	378
Balance at December 31, 2019	21,486,059	215	40,862	(23,024)	(2,908)	15,145
Net loss	-	-	-	(20,217)	-	(20,217)
Share-based compensation expense	-	-	6,826	-	-	6,826
Issuance of restricted stock awards	93,680	-	-	-	-	-
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075 (Note 7)	7,337,000	73	55,216	-	-	55,289
Proceeds from issuance of shares in follow-on offering, net of issuances costs of $6,719 (Note 7)	6,790,956	68	98,473	-	-	98,541
Cash consideration paid to GAN plc shareholders (Note 7)	-	-	-	(2,525)	-	(2,525)
Issuance of ordinary shares upon exercise of stock options	927,667	9	2,465	-	-	2,474
Foreign currency translation adjustments	-	-	-	-	31	31
Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564

The accompanying notes are an integral part of these consolidated financial statements.

GAN Limited

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(20,217)	$2,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of software and intangible assets	2,857	4,096
Depreciation on property and equipment and finance lease right-of-use assets	360	211
Share-based compensation expense	6,826	367
Impairment of capitalized software	-	626
Other	92	433
Changes in operating assets and liabilities:
Accounts and other receivables	(2,193)	(1,683)
Prepaid expenses and other current assets	(931)	(117)
Other assets	1,108	(822)
Accounts payable	1,941	(1,382)
Accrued expenses	4,410	1,010
Contract liabilities	(1,908)	1,458
Other liabilities	1,307	(613)
Net cash provided by (used in) operating activities	(6,348)	5,588

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(4,388)	(2,739)
Purchase of intangible assets	(262)	-
Purchases of property and equipment	(1,269)	(229)
Net cash used in investing activities	(5,919)	(2,968)

Cash Flows From Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net of issuance costs	57,445	-
Proceeds received from issuance of ordinary shares in follow-on offering, net of issuance costs	99,442	-
Payments of offering costs	(1,974)	-
Proceeds from exercise of stock options	2,474	332
Cash consideration paid to GAN plc shareholders	(2,525)	-
Principal payments on finance leases	(154)	(86)
Net cash provided by financing activities	154,708	246

Effect of foreign exchange rates on cash	(66)	310

Net increase in cash	142,375	3,176
Cash, beginning of year	10,279	7,103
Cash, end of year	$152,654	$10,279

Supplemental cash flow information
Cash paid for:
Interest	$395	$28
Income taxes	$1,131	$412

The accompanying notes are an integral part of these consolidated financial statements.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Nature of Operations

GAN Limited (the “Parent”) is an exempted company limited by shares, incorporated and registered in Bermuda. GAN plc, the previous parent, began its operations in the United Kingdom (“U.K.”) in 2002 and listed its ordinary shares on the AIM, the London Stock Exchange’s market for smaller companies, in 2013. In May 2020, pursuant to a statutory Scheme of Arrangement under Part 26 of U.K Companies Act of 2006 (“Scheme of Arrangement”) approved by the shareholders of GAN plc, as further discussed below, the shareholders of GAN plc exchanged their shares in GAN plc for shares in the Parent plus cash consideration thereby, migrating the jurisdiction of organization from the U.K. to Bermuda. Thereafter, GAN Limited became the parent company of GAN plc. GAN plc was renamed GAN (UK) Limited (“GAN UK”).

On May 7, 2020, the Company completed its U.S. initial public offering whereby 7,337,000 ordinary shares were issued and sold at a public offering price of $8.50 per share. The Company received net proceeds of $55,289 after deducting the underwriters’ discounts and commissions of $4,920 and other offering expenses of $2,155.

GAN Limited and its subsidiaries (collectively the “Company”) is a leading business-to-business (“B2B”) supplier of Internet gambling Software-as-a-Service (“SaaS”) solutions predominately to the U.S. land-based casino industry. The Company has developed a proprietary Internet gambling enterprise software system, GameSTACK™ (“GameSTACK”), which it licenses to land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

Note 2. Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On May 5, 2020, GAN Limited completed a share exchange and reorganization pursuant to a Scheme of Arrangement, whereby the shareholders of GAN plc agreed to exchange their shares, on a basis of four ordinary shares to one ordinary share, for shares of GAN Limited, plus a pro rata portion of an aggregate $2,525 (£2,004 or 2.32 pence per share) (“Share Exchange”) in cash. Immediately subsequent to the Share Exchange, the shareholders of GAN Limited held the same economic interest as they had in GAN plc prior to the Share Exchange. Holders of share options in GAN plc also received reciprocal share options as applicable, in GAN Limited. After the reorganization, GAN plc became a wholly-owned subsidiary of GAN Limited.

The consolidated financial statements have been prepared as if GAN Limited had been the parent entity throughout the periods presented. The consolidated financial statements for the periods prior to the share exchange and reorganization reflect the historical operations of GAN plc. Additionally, all share and per share amounts prior to the date of the share exchange and reorganization in these consolidated financial statements have been retroactively adjusted to give effect to the Share Exchange.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in the future periods may be based upon amounts that could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries use their local currencies as their functional currencies. The assets and liabilities of foreign subsidiaries that use the local currency as their functional currency are translated to U.S. Dollars based on the current exchange rate prevailing at each reporting period. Revenue and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from their functional currency to U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain of $207 and net loss of $414 for the year ended December 31, 2020 and 2019, respectively.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the United States and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic.

Although the Company’s business has proven resilient during the pandemic (for example, with closures of land-based casinos shifting increased revenue to the Company’s online iGaming offerings), it is uncertain whether this trend will continue, as the economic disruption and uncertainty caused by COVID-19 may cause a general decline in iGaming and gambling in general over time and therefore, the impact of COVID-19 on the Company’s business is ongoing. The cancellation of certain sporting events has reduced sports betting transactions and it is uncertain when the number of live sporting events will return to pre-pandemic levels. Any of these consequences may adversely impact player activity on the Company’s platforms, which would negatively impact the business. As part of the preparation of these consolidated financial statements, the Company has considered the impact of COVID-19 on the accounting policies and judgments and estimates.

Management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these consolidated financial statements. The Company has not experienced significant impacts to its liquidity to date. COVID-19 impacts the Company’s ability to access capital to the extent it effects the U.S capital markets. The Company has assessed the extent to which the COVID-19 impacts events after the reporting date and have not identified additional items to disclose as a result. Currently, significant uncertainties exist concerning the magnitude of impact and duration of the COVID-19 pandemic.

Revenue Recognition

Platform and Content Fees

The Company’s revenues are generated primarily from its Internet gambling SaaS cloud-based platform, GameSTACK, that its customers use to provide real money and simulated Internet gaming, and online sports betting. The Company enters into service agreements with its customers, that generally range from 3 to 5 years, and includes renewal provisions, under which it charges fees based on a percentage of the operator’s gross or net gaming revenue or net sports win at the time of settlement of an event for real money gaming or at the time of purchase for in-game virtual credit for simulated gaming. Further, the Company generates revenues from the licensing of proprietary and third-party branded games (collectively “content licensing services”) hosted on the platform.

In certain service agreements with SIM customers, the Company receives the fees for in-game virtual credit purchases made by end-user players and remits payment to the SIM casino operator (customer) for their share of the SIM revenues generated from the Company’s platform. At December 31, 2020 and 2019, the Company has recorded a liability of $2,520 and $561, respectively, for its customers’ share of the fees within other current liabilities in the consolidated balance sheets.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company’s promise to provide the software-as-a service cloud-based platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. The transaction price is considered variable consideration and is generally due thirty days from the date of invoice.

The Company’s RMiG and SIM enterprise software platform offerings include iGaming content licensing services. The GameSTACK platform is capable of supporting, and is available to the customer, for both proprietary and third-party licensed gaming content. The customer, in this case the casino operator, generally controls the determination of which gaming content will be offered in their online casinos.

A customer can utilize the Company’s proprietary or licensed gaming content, or a customer can direct the Company to procure third-party gaming content on its behalf. The Company has determined it acts as the principal for providing the content licensing services when the Company controls the gaming content, and therefore presents the revenue on a gross basis in the consolidated statements of operations. When the customer directs the Company to procure third-party gaming content, the Company determined it is deemed an agent for providing the content licensing services, and therefore, records the revenue, net of licensing costs paid to the suppliers of that gaming content, in the consolidated statements of operations.

Development Services

Gaming Development Services

Revenue is generated from fees for development of games for use on its RMiG and SIM platforms. The development revenue is recognized at the point in time when control of the game is transferred, typically the earlier of the customer’s acceptance or upon receipt of the certification of the game.

Platform Development Services

Platform development services consist of fees charged for initial deployment of iGaming solutions, as well as ongoing development services to provide updates to the software for enhanced functionality or customization. Development services fees for the initial deployments of the iGaming solutions are typically charged at a fixed fee. Ongoing platform development services are typically billed monthly, at a daily rate, for services performed. Revenue from platform development services is recognized over time as the Company performs the services. For development services charged at a daily rate, revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. As the performance obligations in these instances relate to the provision of development services over time, this method best reflects the transfer of control as the Company performs. In contracts that require a portion of the consideration to be received in advance, at the commencement of the contract, such advance payment is initially recorded as a contract liability.

Computer Hardware Sales

The Company resells third-party hardware, such as computing servers and other technical devices, upon which the GameSTACK software platform is installed for its customers. These products are not required to be purchased in order to access the GameSTACK platform but are sold as a convenience to the customer. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the client’s premises and configured to allow for remote access.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company has determined that it is acting as the principal in these transactions as it takes responsibility for procuring, delivering, installing and configuring the hardware at the customer’s location and takes control of the hardware. Revenue is presented at the gross amount of consideration to which it is entitled from the customer in exchange for the hardware in development services and other revenue in the consolidated statements of operations.

Patent Licensing Revenue

The Company generates revenue from time to time from the licensing of its U.S. patent, which governs the linkage of on-property reward cards to their counterpart Internet gambling accounts together with bilateral transmission of reward points between the Internet gambling technology system and the land-based casino management system present in all U.S casino properties. The nature of the promise in transferring the license is to provide a right to use the patent as it exists. The Company does not have to undertake activities to change the functionality of the patent during the license period and the license has significant stand-alone functionality. Therefore, the Company recognizes the revenue from the license of the patent, at the point in time when control of the license is transferred to the customer. Control is determined to transfer at the point in time the customer is able to use and benefit from the license.

In 2019, the Company licensed its U.S. patent to a major U.S. Internet gambling operator and their affiliated land-based U.S. casino group. In this case, the license granted the operator the right to use the patent as it exists at the time the license was granted. Accordingly, revenue from the license of the patent was recognized at the point in time that control of the license was transferred to the customer. In 2019, patent licensing revenue totaled $4,000 and is recorded in development services and other revenue in the consolidated statements of operations.

Contracts with Multiple Performance Obligations

For customer contracts that have more than one performance obligation, the transaction price is allocated to the performance obligations in an amount that depicts the relative stand-alone selling prices of each performance obligation. Judgment is required in determining the stand-alone selling price for each performance obligation. In determining the allocation of the transaction price, an entity is required to maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, an entity is required to estimate the stand-alone selling price. When a customer contract, includes platform and content services, and development services, the variable consideration for platform and content services of the transaction price is allocated entirely to the performance obligation for platform and content services.

In situations when the stand-alone selling price is not directly observable and is either highly variable or uncertain, the transaction price is allocated to the performance obligation based on the residual approach. During the year ended December 31, 2019, the Company used the residual approach for a customer contract that included a license of a patent and, platform and content services. The Company allocated the variable consideration for platform and content services of the transaction price entirely to the performance obligation for platform and content services with the remainder of the transaction price allocated to the performance obligation for the patent license.

Sales and Marketing

Marketing costs include user acquisition expenses to attract new players to the Company’s B2C operated online casino. Sales and marketing expenses are expensed as incurred.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Royalty Expenses

Royalty expenses are paid to third parties for gaming content which are expensed as incurred. Royalty expenses are calculated in accordance with agreements on a monthly basis and are based on net online gaming revenues.

Share-based Compensation

Share-based compensation cost is recognized for equity-settled stock options and restricted stock awards issued to employees and non-employee members of the Company’s Board of Directors based on the fair value of these awards on the date of grant. The fair value of the stock options is estimated using a Black-Scholes option pricing model and the fair value of the restricted stock awards is based on the market price of the Company’s stock at the date of grant.

Share-based compensation cost is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Income (Loss) Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the year. In periods of income, diluted income per share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding during the year plus the assumed conversion of all dilutive potential ordinary shares. In periods of loss, basic and diluted per share information is the same.

Accounts and Other Receivables, net

Accounts and other receivables, net consisted of the following:

	December 31,
	2020	2019
Accounts receivables, net of allowance for doubtful accounts of $100 and $103, respectively	$6,818	$4,984
Other receivables	1,238	620
Total	$8,056	$5,604

Accounts receivable are stated at invoiced amounts and are unsecured, non-interest bearing and generally have 30-day payment terms. Other receivables at December 31, 2020 includes VAT recoverable of $510 and income tax receivable of $665. Other receivables at December 31, 2019 includes VAT recoverable of $98 and income tax receivable of $354.

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts expected to be collected. Management estimates the allowance for doubtful accounts by assessing the probability of non-payment of the receivable. This probability is then multiplied by the amount of the expected loss arising from default to determine the lifetime expected credit loss for the account receivable. Balances are reviewed for collectability on an individual basis as well as by reference to the extent that they become overdue. The Company considers factors such as delinquency in payment, financial difficulties, payment history of the debtor as well as certain forward-looking macroeconomic indicators in the countries in which the Company and its customers operate, including inflation, gross domestic product and unemployment, as well as the outbreak of COVID-19. On confirmation that the account receivable will not be collected, the gross carrying value of the asset is written off against the related allowance for doubtful accounts. The provision for credit losses on accounts receivable is recorded in general and administrative expenses in the consolidated statements of operations. The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2019. The impact of the new accounting standard was not significant.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$103	$111
Provision for expected credit losses	(3)	424
Write-offs, net of recoveries	-	(432)
Ending balance	$100	$103

Inventory

The Company purchases hardware to sell to their customers to support the platform developed. Inventory is stated at the lower of cost or net realizable value, using the first-in, first out (“FIFO”) method. Inventory was $276 and $883 at December 31, 2020 and 2019, respectively, and is included in other current assets in the consolidated balance sheets.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense in the period they are incurred. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the statement of operations.

Capitalized Software Development Costs, net

The Company capitalizes certain development costs related to its software platform during the application development stage. Costs associated with preliminary project activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. The Company capitalizes certain costs related to specific upgrades and enhancements when it is probable that expenditures will result in additional functionality of the platform to its customers. The capitalization policy provides for the capitalization of certain payroll and payroll related costs for employees who spent time directly associated with development and enhancements of the software platform.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which is generally three years and are included within depreciation and amortization in the consolidated statements of operations.

Valuation of Long-lived Assets

Long-lived assets, such as property and equipment, and capitalized software development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize, or through the use of a third-party independent appraiser or valuation specialist. Refer to Note 5 – Capitalized Software Development Costs for a discussion of the 2019 impairment charge.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting and other direct and incremental fees and costs related to the Company’s public offerings, are deferred in the period in which an offering is deemed probable. The costs are offset against such proceeds received from the offerings (refer to Note 7 – Stockholders’ Equity). All costs incurred until such event are expensed as incurred and are included in general and administrative expenses. Other indirect and non-incremental costs incurred in connection with such offerings were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Business Combinations

Business combinations are accounted for using the acquisition method at the acquisition date, which is the date on which control is transferred to the Company. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value. Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree is recognized at their acquisition-date fair values at the acquisition date. The excess of the consideration transferred over the fair value of the net identifiable assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred within general and administrative expenses.

Legal Contingencies and Litigation Accruals

On a quarterly basis, the Company assess potential losses in relation to pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent which may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, the Company’s financial results will increase or decrease accordingly.

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria and Israel. The Company records an income tax expense (benefit) for the anticipate tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if management believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately provided for uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be materially different. Adjustments are made when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The Company recognizes penalties and interest related to income tax matters in income tax expense.

The Company benefits from the U.K. research and development small or medium-sized tax credit regime and is able to surrender some of its trading losses that arise from its research and development activities for a cash rebate of up to 33.35% of eligible research and development expenditure. Research and development taxation relief is recognized once management considers it probable that any amount claimable will be received.

Segment Information

The Company operates two operating segments, RMiG and SIM. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing the Company’s performance. The Company’s CODM is the chief executive officer. The CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Note 4. Property and Equipment, net

Property and equipment, net at December 31, 2020 and 2019 consisted of the following:

	Estimated	December 31,
	Useful Life	2020	2019
Fixtures, fittings and equipment	3-5 years	$1,294	$731
Platform hardware	5 years	1,517	771
Total property and equipment, cost		2,811	1,502
Less: accumulated depreciation		(1,491)	(1,199)
Total		$1,320	$303

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Depreciation expense related to property and equipment was $278 and $126 for the year ended December 31, 2020 and 2019, respectively.

Note 5. Capitalized Software Development Costs, net

Capitalized software development costs, net at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Capitalized software development costs	$26,507	$22,724
Development in progress	2,641	1,048
Total capitalized software development, cost	29,148	23,772
Less: accumulated amortization	(22,500)	(18,988)
Total	$6,648	$4,784

At December 31, 2020, development in progress primarily represents costs associated with new content and enhancements to the software platform, as well as development projects related to new U.S. states which have regulated iGaming that are expected to be fully placed in service by the end of 2021.

The Company recorded an impairment charge of $626 during the year ended December 31, 2019 which related to capitalized software costs for certain business-to-consumer technology that was being developed to provide online gaming for a particular customer and became impaired as a result of the termination of the customer contract, effective December 31, 2019. This impairment charge was recorded in the RMiG segment.

Amortization expense related to capitalized software development costs was $2,729 and $3,893 for the year ended December 31, 2020 and 2019, respectively.

Note 6. Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	December 31, 2020
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames and trademarks	3.0 years	$343	$(343)	$—
Licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468

	Weighted	December 31, 2019
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames and trademarks	3.0 years	$333	$(333)	$—
Licenses	5.3 years	1,089	(741)	348
		$1,422	$(1,074)	$348

Amortization expense of definite-lived intangible assets was $128 and $203 for the year ended December 31, 2020 and 2019, respectively. Estimated amortization expense for the next five years is as follows: 2021: $138; 2022: $118; 2023: $98; 2024: $64; 2025: $50.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 7. Stockholders’ Equity

Incorporation of GAN Limited and Share Exchange

GAN Limited was incorporated in Bermuda on December 13, 2019. On December 18, 2019, GAN Limited issued and sold 10,000 ordinary shares to the chief executive officer of the Parent for consideration of $100, which shares were repurchased for the same price upon the completion of the Share Exchange as discussed below.

As previously discussed in Note 1 - Nature of Operations and Note 2 - Basis of Presentation, each shareholder of GAN plc, agreed to exchange four ordinary shares for issuance of one ordinary share of the Parent plus a pro rata portion of an aggregate $2,525 (£2,004 or 2.32 pence per share) in cash. Immediately subsequent to the Share Exchange, GAN Limited shareholders held the same economic interest as they had in GAN plc prior to the Share Exchange. Holders of share options in GAN plc also received reciprocal share options, as applicable, in GAN Limited. Refer to Note 8 – Share-based Compensation.

Also, in connection with the Share Exchange, the Board of Directors adopted a bonus program, providing for additional fees to all directors, in their capacities as such, upon the successful completion of the Share Exchange and an U.S. initial public offering. The directors had the option to receive all or any portion of their awards in restricted stock or cash. The total award was paid in cash in 2020, which totaled $608.

The ordinary share capital and additional paid-in capital accounts have been retrospectively adjusted to give effect to the Share Exchange and the remaining equity accounts reflect the historical activity of GAN plc prior to the Share Exchange. The cash disbursed as part of the Share Exchange was accounted for as a dividend since the amounts paid to each shareholder were made to them in their capacity of equity holders and in proportion of their respective interests.

Ordinary Shares

GAN Limited’s authorized share capital consists of 100 million ordinary shares, par value $0.01 per share. Holders of ordinary shares are entitled to one vote per share on all matters submitted to a vote of holders of ordinary shares. In addition, the ordinary shares have no right to redemption, conversion or sinking fund rights. Each ordinary share is entitled to dividends if, as and when dividends are declared by the Board of Directors and subject to a resolution of members, subject to the rights of any other class of shares (if any) and to the provisions of the Bermuda Companies Act. In the event of liquidation, dissolution or winding up, the holders of ordinary shares are entitled to share equally and ratably in the assets, if any, remaining after the payment of debt and liabilities.

On December 21, 2020, GAN Limited issued and sold 6,790,956 of ordinary shares in a follow-on public offering. The public offering price per share was $15.50 per share. The Company received proceeds of $98,541 from the offering, after deducting the underwriters’ discounts and commissions of $5,818 and other offering expenses of $901. The follow-on offering also included the sale of 383,500 ordinary shares by the selling stockholders, giving effect to the exercise of 163,500 options to purchase ordinary shares. The Company did not receive any proceeds from the sale of ordinary shares by the selling stockholders other than the $214 in proceeds from the exercise of stock options.

During 2020, the Company issued an aggregate of 927,667 ordinary shares for the exercise of stock options for gross proceeds of $2,474.

During 2019, the Company issued an aggregate of 183,509 ordinary shares for the exercise of stock options for gross proceeds of $332.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 8. Share-based Compensation

Prior to the Share Exchange, as discussed in Note 7 – Stockholders’ Equity, the following GAN UK options were outstanding (“GAN UK Options”): 2,560,279 stock options pursuant to the 2017 GAN plc Share Option Plan; 19,750 stock options pursuant to the 2013 GAN plc Share Option Plan; and 292,500 stock options pursuant to the 2019 GAN plc Share Option Plan. As part of the Share Exchange, all outstanding GAN UK Options in GAN plc were exchanged for stock options under the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”). However, for GAN UK Options that had been granted under the UK Enterprise Management Incentive regime (“EMI Options”), in order to preserve the U.K. specific tax advantages for those options, option holders could choose to retain the previously applicable vesting schedule. Due to an administrative error, some of these option grants were not properly registered with the U.K. tax authority. The Company has decided to cover the social taxes and income taxes related to these awards for the option holders. The Company is accounting for the required cash payment as a cash-settled share-based compensation transaction. During the year ended December 31, 2020, the Company recognized related cash-settled expenses of $2,534 within its consolidated statements of operations. The related liability for the future cash payment related to employee and employer taxes on outstanding unexercised EMI Options of $826 at December 31, 2020 was recognized within accrued compensation and benefits. Excluding these EMI Options, the Company records the liability for employer tax expenses in the period when the respective holder exercises their options. The total employer tax expense recognized on exercises during the year ended December 31, 2020 was $830.

The holders of outstanding GAN UK Options, except the EMI Options, received stock options on the same exchange ratio as the exchange of ordinary shares disclosed in Note 7 – Stockholders’ Equity. To ensure the aggregate market value of the Company’s ordinary shares subject to the stock options immediately following the exchange was materially the same as the aggregate market value of the ordinary shares subject to the GAN UK Options immediately prior to the exchange, the exercise price for each Company’s ordinary share was established to be four times the exercise price that would otherwise have been payable for each GAN plc ordinary share. Then, the stock options issued were accelerated and became fully vested upon completion of the Share Exchange. In all other respects, the terms of the exchanged stock options remained the same as the terms of GAN UK Options subject to the exchange. The Company has discontinued issuing awards under the previous GAN plc plans.

Stock Options

In connection with the Share Exchange, the Board of Directors established the 2020 Plan in April 2020, which has been approved by the shareholders. On July 2, 2020, the 2020 Plan was amended to clarify the definition of fair market value as applied therein. The 2020 Plan provides for the grant of up to 4,400,000 shares then increases through 2029, by the lesser of 4% of the previous year’s total outstanding shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants, stock units, and other equity awards for issuance to employees, consultant or non-employee directors. The share-based awards are issued at no less than fair market value of an ordinary share on the date of grant. All stock option awards have a maximum term of ten years and generally vest 25% after one year and then monthly over the next 36 months thereafter. At December 31, 2020, there are 3,223,120 shares remaining available for future issuance under the 2020 Plan.

After the Company’s initial public offering in May 2020, the Board of Directors approved the issuance of options to purchase 1,008,200 ordinary shares to employees under the 2020 Plan.

Activity in the stock options outstanding and related information for the year ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,707,153	$1.76
Granted	1,742,615	3.28
Exercised	(183,509)	1.84
Forfeited/expired or cancelled	(526,322)	2.63
Outstanding at December 31, 2019	2,739,937	2.55	8.74	$19,258
Granted	1,350,700	15.51
Exercised	(927,717)	2.72
Forfeited/expired or cancelled	(101,061)	7.28
Outstanding at December 31, 2020	3,061,859	8.06	8.50	$37,410
Options exercisable at December 31, 2020	1,914,179	$2.93	7.96	$33,205

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The weighted average grant date fair value of the options granted was $9.47 and $1.67 for the year ended December 31, 2020 and 2019, respectively. For the period prior to the Company’s initial public offering in May 2020, the grant-date fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Expected stock price volatility	74.99%	51.47%
Expected term (in years)	5.00	5.00
Risk-free interest rate	0.33%	0.47%
Dividend yield	0%	0%

Expected volatility was determined by reference to the historic volatility of GAN UK’s share price on the AIM, the London Stock Exchange. The risk-free interest rate for the expected term of the option was based on the U.K. Gilt yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

Subsequent to the Company’s initial public offering, the grant-date fair value of each stock option grant was estimated using the Black-Scholes option pricing model. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and stock prices on the Nasdaq. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The grant-date fair value of each stock option grant was determined using the following weighted average assumptions:

Year Ended December 31, 2020
Expected stock price volatility	62.68%
Expected term (in years)	4.86
Risk-free interest rate	0.31%
Dividend yield	0%

The Company recorded equity-settled share-based compensation expense related to stock options of $5,883 (includes $3,881 from acceleration of vesting of awards) and $367 for the year ended December 31, 2020 and 2019, respectively. Such amounts were recorded net of $56 and $80 in capitalized software development costs for the year ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was $9,511 of total unrecognized compensation cost related to nonvested stock options granted under the 2020 Plan. The unrecognized cost related to nonvested stock options is expected to be recognized over a weighted average period of 3.38 years.

Restricted Stock Awards

On June 15, 2020, the Board of Directors approved the issuance of 93,680 of restricted stock awards to the chief executive officer and non-employee directors. The restricted stock awards vest one year after the grant date. The value of restricted stock is based on the market value of the Company’s ordinary shares at the date of grant. The aforementioned restricted stock awards were issued with a grant date fair value of $18.19 per share. The Company recorded share-based compensation expense related to the restricted stock awards of $934 for the year ended December 31, 2020. At December 31, 2020, there was $770 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2020 Plan. The remaining cost is expected to be recognized in 2021.

Note 9. Defined Contribution Plans

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $345 and $175 for the year ended December 31, 2020 and 2019, respectively.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 10. Interest Expense, net

Interest expense, net consisted of the following:

	Year Ended December 31,
	2020	2019
Interest expense (1)	$395	$28
Interest income	(3)	(15)
Interest expense, net	$392	$13

(1)	Interest expense includes interest on a related party loan during the year ended December 31, 2020 (refer to Note 16 – Related Party Transactions). Also, interest expense includes interest on finance leases of $10 and $28 during the year ended December 31, 2020 and 2019, respectively.

Note 11. Income (Loss) Per Share

Basic income (loss) per ordinary share is computed by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted income per ordinary share further includes any ordinary shares available to be issued upon the exercise of outstanding stock option and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive ordinary shares using the treasury stock method. In periods of a net loss, basic and diluted per share information is the same because the potentially dilutive ordinary shares would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$(20,217)	$2,004
Denominator:
Weighted average ordinary shares outstanding, basic	27,006,058	21,367,948
Weighted average effect of potentially dilutive ordinary shares:
Stock options	—	2,052,413
Restricted stock	—	—
Weighted average ordinary shares outstanding, diluted	27,006,058	23,420,361

Income (loss) per share:
Basic	$(0.75)	$0.09
Diluted	$(0.75)	$0.09

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Certain stock options and nonvested restricted stock awards were excluded from the computation of diluted weighted average ordinary shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended
	December 31,
	2020	2019
Stock options	3,061,859	—
Restricted stock	93,680	—
Total	3,155,539	—

Note 12. Revenue

The following table reflects revenue recognized for the year ended December 31, 2020 and 2019 in line with the timing of transfer of services (i.e., revenue from services transferred to customers at a point in time and revenue from services transferred over time):

	Year Ended December 31,
	2020	2019
Revenue from services delivered over time	$31,715	$25,067
Revenue from services delivered at a point in time	3,444	4,904
Total	$35,159	$29,971

Costs to Obtain a Contract

The Company defers contract costs that are recoverable and incremental to obtaining sales contracts with its customers. Contract costs, consisting primarily of sales commissions, are amortized on a systemic basis that is consistent with the transfer to the customer of the services to which the asset relates. Contract costs are periodically reviewed for impairment. An impairment exists if the carrying amount of the asset exceeds the amount of the consideration the entity expects to receive in exchange for providing the services, less the remaining costs that relate directly to providing those services. Deferred contract costs are recorded in other current assets and other assets in the consolidated balance sheets. The following table reflects the activity in deferred contract costs for the periods indicated:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$86	$—
Capitalized expenditures for the year	298	95
Amortization of contract costs	(40)	(9)
Effect of foreign currency translation	9	—
Balance at end of year	$353	$86

Contract Liabilities

Contract liabilities is mainly comprised of cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed and therefore revenue has not been recognized. This balance will be recognized as revenue as the services are performed, which is generally expected to occur over a period up to a year. The following table reflects the activity in contract liabilities for the periods indicated:

	Year Ended December 31,
	2020	2019
Contract liabilities balance, beginning of year	$3,023	$1,516
Liabilities recognized during the period	420	2,722
Revenue recognized from amounts included in contract liabilities at the beginning of the period	(2,360)	(1,215)
Contract liabilities balance, end of year	$1,083	$3,023

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 13. Segment Reporting

Information reported to the Parent’s chief executive officer, the CODM, for the purpose of resource allocation and assessment of the Company’s segmental performance is primarily focused on the origination of the revenue streams. The Company’s reportable segments are as follows:

●	RMiG – This segment develops, markets and sells instances of GameSTACK that incorporate comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that permit online real money gambling.

●	SIM – This segment develops, markets and sells instances of iSight Back Office and GameSTACK that incorporate comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have not yet permitted any form of online real money gambling.

The CODM evaluates performance and allocates resources based on segment revenue and segment results. Segment results represent the gross profit earned by each segment without allocation of each segment’s share of depreciation and amortization expense, sales and marketing expense, product and technology expense, general and administrative expense, interest costs and income tax expense. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The accounting policies of the reportable segments follow the same policies as disclosed in Note 3.

Financial information by reportable segments for the year ended December 31, 2020 and 2019 is included in the following summary:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	RMiG	SIM	Total	RMiG	SIM	Total
Revenue
Platform and content fees	$18,030	$8,178	$26,208	$15,396	$4,615	$20,011
Development services and other	7,580	1,371	8,951	8,832	1,128	9,960
Total revenue	25,610	9,549	35,159	24,228	5,743	29,971

Cost of revenue(1)	7,486	2,985	10,471	4,833	2,270	7,103
Impairment of capitalized software	—	—	—	626	—	626
Total cost of revenue	7,486	2,985	10,471	5,459	2,270	7,729
Segment profit	$18,124	$6,564	$24,688	$18,769	$3,473	$22,242

(1)	Excludes depreciation and amortization

During the year ended December 31, 2020, the Company had revenue from one customer, which totaled $14,988 or 42.6% of total revenue, all of which related to RMiG. During the year ended December 31, 2019, the Company had revenue from two customers, which totaled $19,812 or 66.1%, of which $18,223 related to RMiG and $1,589 related to SIM.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table presents a reconciliation of consolidated segment profit to consolidated income (loss) before income taxes for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Segment profit	$24,688	$22,242
Sales and marketing	5,046	3,487
Product and technology	11,032	3,413
General and administration	24,825	8,435
Depreciation and amortization	3,257	4,316
Interest expense, net	392	13
Income (loss) before income taxes	$(19,864)	$2,578

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

Revenue by location of the customer for the year ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
United States	$29,351	$20,935
Italy	5,191	4,599
United Kingdom and Channel Islands	263	4,359
Rest of the world	354	78
Total	$35,159	$29,971

Long-Lived Assets

The Company attributes its long-lived assets, which primarily consist of property and equipment, and lease right-of-use assets, to a country based on the physical location of the assets. Aggregate property and equipment, net, and lease right-of-use assets, net, by geographic area were as follows:

	December 31,
	2020	2019
United Kingdom and Channel Islands	$1,334	$773
United States	222	321
Bulgaria	532	534
Rest of the world	6	2
Total	$2,094	$1,630

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 14. Income Taxes

GAN Limited was incorporated in Bermuda solely for the purpose of acting as the new group parent company and public vehicle for investors. GAN Limited completed the Share Exchange by which it acquired GAN plc and, on May 7, 2020, GAN Limited completed its U.S. initial public offering. The tax rate in Bermuda, the Company’s country of domicile as of December 31, 2020, is zero percent. The Company’s effective tax rate for December 31, 2019 is reconciled to the U.K. statutory tax rate of 19% as that was the statutory rate of the Company’s predecessor company GAN plc (a subsidiary domiciled in the U.K).

Income (loss) before income taxes for the year ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Domestic	$(13,833)	$1,922
Foreign	(6,031)	656
Income (loss) before income taxes	$(19,864)	$2,578

The components of the income tax expense for the year ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Current:
Domestic	$—	$(15)
Foreign	523	589
Total current taxes	523	574
Deferred:
Domestic	—	—
Foreign	—	—
Total deferred taxes	—	—
Tax expense (benefit) related to an increase (decrease) in UTBs:
Domestic	—	—
Foreign	(170)	—
Total tax expense (benefit)	(170)	—
Domestic	—	(15)
Foreign	353	589
Total income tax expense	$353	$574

The following is a reconciliation of the income taxes computed at the statutory federal income tax rate to the income tax expense for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Income (loss) before income taxes multiplied by the statutory tax rate of 0% and 19% for the year ended December 31, 2020 and 2019, respectively	$—	$489
Other permanent and similar differences, including expenses not deductible for tax purposes	77	(71)
Foreign-derived intangible income (FDII) deduction	(41)	—
Other timing differences not recognized for deferred tax purposes	—	(88)
Effects of tax rates in foreign jurisdictions	(1,102)	(5)
Share-based compensation	(1,463)	(40)
Valuation allowance	2,868	(111)
Uncertain tax benefit	(170)	210
Other	71	9
Foreign withholding tax	113	181
Total income tax expense	$353	$574

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Loss carryforwards	$5,049	$3,478
Share-based compensation	1,383	93
Short-term timing differences	326	33
Deferred rent liability	90	—
Property and equipment	9	—
Total deferred tax assets	6,857	3,604
Valuation allowance	(6,490)	(3,245)
Net deferred tax assets	367	359
Deferred tax liabilities:
Property and equipment	—	(355)
Right-of-use assets	(87)	(4)
Prepayments	(280)	—
Total deferred tax liabilities	(367)	(359)
Net deferred tax	$—	$—

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on the domestic and foreign deferred tax assets that were not deemed realizable based upon the weight of the objectively verifiable negative evidence of cumulative losses over the recent three-year period.

On the basis of this evaluation, a valuation allowance of $6,490 and $3,245 has been recorded as of December 31, 2020 and December 31, 2019, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s forecast for growth.

Tax Attributes

At December 31, 2020, and 2019, the Company has cumulative carryforward tax losses generated of $26,575 and $20,143, respectively, which have been generated in the U.K. Subject to any relevant restrictions, the Company expects to be able to carry forward the tax losses and offset against future operating profits. The net operating losses can be carryforward indefinitely.

As an entity that carries out development activities, the Company benefits from the U.K. research and development small or medium-sized enterprise tax credit regime and are able to surrender some of its trading losses that arise from research and development activities for a cash rebate of up to 33.35% of eligible research and development expenditure. If the Company were to no longer qualify as a small or medium-sized company, the Company may instead be eligible for a research and development expenditure credit under the U.K. large company regime, worth up to approximately 10% of the eligible research and development expenditure (after tax). Research and development taxation relief is recorded once management considers it probable that any amount claimable will be realized. During the year ended December 31, 2018, the Company recorded a research and development tax credit receivable of $1,079 and further increased it by $48 in 2019 to $1,127. The cash rebate was received in 2020.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits – January 1	$210	$—
Additions for tax positions taken in current year	39	210
Other reductions for tax positions taken in the prior year	(210)	—
Unrecognized tax benefits – December 31	$39	$210

The liability for uncertain tax liabilities, including potential interest and penalties, were recorded within other noncurrent liabilities in the consolidated balance sheets.

The Company, including its subsidiaries, files tax returns with domestic and foreign jurisdictions. The Company is no longer subject to U.K. examinations by tax authorities for years before 2018 and U.S. examinations by federal and state tax authorities for years before 2016. The tax returns in Israel and Bulgaria are still within the examination window of the local tax authorities. The Company believes that it is reasonably possible that the unrecognized tax benefits will not significantly change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company’s earnings.

Note 15. Leases

The Company has adopted ASU No. 2016-02, Leases (Topic 842) as of January 1, 2019. ASC 842 requires a lessee to recognize the following for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also expanded the disclosure requirements.

The Company adopted ASC 842 as of January 1, 2019 using the transition method, which allows entities to apply the new guidance at the adoption date and record a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of the standard resulted in the recognition of operating lease right-of-use assets of $1,335 and operating lease liabilities of $1,261, and financing lease right-of-use assets of $349 and financing lease liabilities of $390. The adoption of the standard had no effect on retained earnings at January 1, 2019 and did not have a significant impact on the consolidated statements of operations and statements of cash flows in 2019.

The Company elected to apply the package of practical expedients upon transition, which includes no reassessment of whether existing contracts are or contain leases and allowed for the lease classification for existing leases to be retained. The Company did not elect the practical expedient to use hindsight in determining the lease term. The Company elected the practical expedient to not separate non-lease components from the lease components contained in the lease agreements but instead combine them and account for them as a single lease component and will continue to do so for its real estate operating leases and finance leases of equipment hosting of the Company’s platform software. The Company has also elected not to recognize leases with original lease terms of 12 months or less (i.e., short-term leases) on the consolidated balance sheets.

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At December 31, 2020, the Company’s lease portfolio consists of operating leases related to office facilities in Nevada and Bulgaria and finance leases for equipment in hosting its software platform. At December 31, 2019, the Company’s lease portfolio additionally consisted of operating leases related to office facilities in the U.K. and New Jersey. The lease terms range from one to five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term.

The following table discloses the operating and finance asset and liability balances at December 31, 2020 and 2019:

		Year Ended
		December 31,
		2020	2019
Leases	Classification
Assets
Operating leases	Operating lease right-of-use assets(1)	$577	$1,051
Finance leases	Other assets(2)	197	276
Total leased assets, net		$774	$1,327

Liabilities
Current:
Operating leases	Operating lease liabilities	$262	$289
Finance leases	Other current liabilities	55	173
Non-current:
Operating leases	Operating lease liabilities – non-current	313	693
Finance leases	Other noncurrent liabilities	—	55
Total lease liabilities		$630	$1,210

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $620 and $740, at December 31, 2020 and 2019, respectively.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $300 and $208, at December 31, 2020 and 2019, respectively.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The incremental borrowing rate is based on the Company’s credit rating based on its market valuation metrics and corporate yield curves observed for public companies with similar credit ratings.

The components of lease cost for the year ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Finance lease cost (including amortization of finance lease right-of-use assets, recorded in depreciation and amortization, of $82 and $85 in 2020 and 2019, respectively, and interest on finance lease liabilities, recorded in interest expense, net, of $10 and $28 in 2020 and 2019, respectively)	$92	$113
Operating lease cost (included in general and administrative)	566	506
Total lease cost	$658	$619

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

	Operating Leases	Finance Leases
Year Ended December 31,
2021	$276	$56
2022	216	—
2023	107	—
2024	—	—
2025	—	—
Thereafter	—	—
Total lease payments	599	56
Less: future interest costs	24	1
Present value of lease liabilities	$575	$55

Other information related to leases as of and for the year ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Finance lease weighted-average remaining lease term (years)	0.67	1.67
Finance lease weighted-average discount rate	9.36%	9.77%

Operating lease weighted-average remaining lease term (years)	2.34	2.68
Operating lease weighted-average discount rate	4.60%	4.57%

Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$464	$601
Operating cash flow from finance leases	$10	$28
Financing cash flows from finance leases	$154	$86

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 16. Related Party Transactions

The Board of Directors adopted a bonus program, providing for additional fees to all directors, in their capacities as such, in connection with the Share Exchange. The Board of Directors received payment of additional fees of $608. Refer to Note 7 – Stockholders’ Equity.

Also, in connection with the Share Exchange, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent’s chief executive officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company’s operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in interest expense, net, in the consolidated statements of operations.

At December 31, 2019, included within accounts and other receivables of the consolidated balance sheet, is $138 inclusive of interest, due from the Parent’s chief executive officer. The amount due was paid in March 2020. The interest earned on the amount due is included in interest expense, net in the consolidated statements of operations.

Note 17. Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation, except as described below, which are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company is a party to a wrongful termination claim made by a former employee and director to the U.K. Employment Tribunal in 2019. Currently, the parties are communicating regarding key parts of the claim and responses to requests for particular details of the claim. Subsequent to December 31, 2020, the Company reached an agreement in principle to settle the matter. Based upon the terms of the settlement agreement, the Company has recorded a liability of $412 within other accrued expenses in the consolidated balance sheet at December 31, 2020. Refer to Note 18 – Subsequent Events for further discussion.

Note 18. Subsequent Events

Acquisition of Vincent Group p.l.c.

On January 1, 2021, the Company completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet is a developer and operator of a legal online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible via its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to the Company’s land-based casino operators in the United States. The Company intends to continue to operate in the United States solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to the Company’s U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content will to add additional casino gaming content and platform support for Coolbet’s B2C offering in Europe and Latin America.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The following table summarizes the consideration transferred:

Cash paid to Vincent Group shareholders	$111,620
Value of restricted ordinary shares issued to Vincent Group shareholders(1)	106,683
Value of replacement equity-based awards to holders of Vincent Group equity-based awards(2)	297
Total	$218,600

(1)	The share consideration represents 5,260,516 ordinary shares issued to Vincent Group shareholders multiplied by the Company’s share price of $20.28 on the acquisition date. Each former Coolbet shareholder has agreed to a contractual lock-up of ninety (90) days before these ordinary shares can be transferred or sold. For certain executive management personnel of Coolbet, the lock-up period is 180 days.
(2)	In accordance with applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the acquisition, while the fair value of replacement equity-based awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of the replacement stock options was estimated using the Black-Scholes valuation model utilizing various assumptions.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the acquisition:

Cash and cash equivalents	$18,633
Accounts receivable	457
Other current assets	1,055
Property, plant and equipment	343
Operating lease right-of-use assets	416
Other noncurrent assets	73
Accounts payable	(883)
Other current liabilities	(7,570)
Noncurrent operating lease liabilities	(231)
Total identifiable net assets	12,293
Goodwill	206,307
Total purchase price	$218,600

The Company has not finalized the purchase price allocation, which is pending further analysis of the net assets acquired, particularly in regard to the valuation of the intangible assets. As a consequence, intangible assets have been subsumed into goodwill in this preliminary purchase price allocation. Additionally, the Company is continuing to evaluate the tax impacts related to the acquisition. Accordingly, the purchase price allocation shown above could change materially as the Company finalizes its assessment of the allocation and the fair value of the net tangible and intangible assets acquired, some of which are dependent on the finalization of valuations being performed by independent valuation specialists and further analysis by tax specialists. Additionally, the above cash consideration is subject to adjustment for the final working capital adjustment.

GAN Limited

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

The goodwill is primarily attributable to the expected incremental revenue and profit to be derived from the Company’s introduction of Coolbet’s sports betting engine technology and intellectual technology to B2B customers in the United States. The Company intends to offer the Coolbet sports betting engine and associated capability to existing and new customers alongside its existing platform and Internet casino capability, as a complete turnkey solution or as an alternative sports betting engine to those currently relied upon by customers. The Company accounted for the acquisition of Coolbet using the acquisition method. The acquisition is treated as a stock purchase for accounting purposes. Goodwill is not amortized, but is reviewed for impairment at least annually or if an event occurs or circumstances change that would more likely than not indicate the goodwill could be impaired. Goodwill recognized in the acquisition is expected to be deductible for tax purposes.

The operating results of Coolbet will be included in the Company’s consolidated financial statements beginning January 1, 2021. The Company incurred $1,019 of acquisition-related costs, which were included in general and administrative expense for the year ended December 31, 2020.

Share-Based Compensation

On February 26, 2021, the Board of Directors approved the issuance of options to purchase 1,155,110 ordinary shares with an exercise price of $25.33 to executives and certain key employees. The options vest 25% after one year and then monthly over the next 36 months thereafter.

On March 9, 2021, the Board of Directors approved the issuance of 15,537 restricted stock awards to non-executive Directors. The restricted stock awards vest over one year after the grant date with 25% vesting per quarter. The restricted stock awards were issued with a fair value of $25.10 per share.

Legal Proceedings

In January 2021, the Company entered into a settlement agreement with respect to the wrongful termination claim made by a former employee and director to the U.K. Employment Tribunal disclosed in Note 17 – Commitments and Contingencies. The settlement agreement provides for a cash payment of $74 and issuance of 16,675 ordinary shares (market price of $20.28 per share at December 31, 2020) as compensation for unvested stock options that were canceled upon termination. The full amount of the settlement of $412 was recorded at December 31, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

As previously disclosed, in connection with the audit of the consolidated financial statements included in the registration statement on Form F-1 (File No. 333-237372) that we filed in connection with our initial public offering and in the registration statement on Form F-1 (File No. 333-253163) that we filed in connection with a follow-on public offering, our management and independent registered public accounting firm concluded that we had a combination of control deficiencies in our internal control over financial reporting as of December 31, 2019 that comprised a material weakness, primarily relating to:

●	the lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of International Financial Reporting Standards and International Accounting Standards and Interpretations as issued by the IASB, commensurate with our financial reporting requirements at the time; and

●	the design and operation of our accounting and financial reporting close functions, in which required policies and procedures either were not designed or were not operating effectively at period end, resulting in a number of adjustments to our consolidated financial statements during the course of the audit.

A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

In 2020, we continued our investment in the finance organization to (i) meet the increased need from the business to support our rapid operational expansion and (ii) enhance our earnings release functions due to the faster cadence at which we now report our results as a U.S. listed company. During the third and fourth quarters of 2020, our finance function developed more robust financial close processes and management has initiated a more rigorous month-end review process and review of quarter end financial reporting. In addition to our investment in knowledgeable staff and consultants, we have launched our new ERP, which provides review and approval workflows as well as other controls over financial information expected to be present within an effective control environment. Lastly, we engaged a technical advisory firm to assist management in its remediation efforts to ensure that an effective controls environment existed as of December 31, 2020.

Based on the evaluation completed in the fourth quarter of 2020, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2020, and that the material weakness existing as of December 31, 2019 has been remediated.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

Except for the material weakness remediation efforts discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 25, 2021, the Company entered into a new employment agreement with each of Dermot S. Smurfit, President and Chief Executive Officer (the “New Smurfit Agreement”), Karen Flores, Executive Vice President and Chief Financial Officer (the “New Flores Agreement”) and Todd McTavish, Executive Vice President, Chief Legal Officer and Corporate Secretary, each effective March 1, 2021 (the “New McTavish Agreement,” and together with the New Smurfit Agreement and new Flores Agreement, the “New Employment Agreements”).

The New Smurfit Agreement provides for an annual base salary of $620,000, the New Flores Agreement provides for an annual base salary of $375,000 and the New McTavish Agreement provides for an annual base salary $325,000 (each, the “Base Salary”). Each New Employment Agreement provides that each executive shall have an annual target cash bonus opportunity equal to 100% of executive’s Base Salary, based on the achievement of Company and individual performance objectives to be determined in good faith by the compensation committee or the Board (each, a “Target Bonus”). Additionally, each executive will be entitled to an annual equity award, in an amount established by the compensation committee based upon a review of peer company and peer position annual executive compensation equity grants, with such terms and conditions as the compensation committee may determine.

The New Employment Agreements also include standard benefits, as well as customary non-solicitation, intellectual property/invention assignment and confidentiality provisions. Each New Employment Agreement provides for a term ending on such date that the employee is no longer employed by the Company. The New Employment Agreements include one-year non-compete restrictions. In exchange for executive’s non-compete covenant, the Company shall continue to pay executive’s Base Salary during the non-compete period (“Garden Leave Compensation”). The Company shall not pay Garden Leave Compensation after the executive begins employment with another company.

In the event the Company terminates an executive for Cause (as defined in the New Employment Agreements) or an executive voluntary terminates their employment without Good Reason (as defined in the New Employment Agreements), each executive shall be entitled to receive (i) all earned, but unpaid, Base Salary; (ii) all earned, but unpaid, Target Bonuses; (iii) all earned and vested equity awards; (iv) accrued and earned, but unused, vacation days; and (v) payment of any outstanding reimbursable business expenses submitted to the Company in accordance with the Company’s policies and procedures (collectively, “Accrued Payments”).

In the event the Company terminates the executive without Cause or such executive terminates their employment for Good Reason, the executive shall be entitled to (a) the Accrued Payments, (b) a cash severance payment in an amount equal to one (1) times (or one and a half (1.5 times), in the case of Mr. Smurfit) the sum of executive’s then-current Base Salary and Target Bonus, (c) a pro rata bonus payment in a pro rata amount equal to the Target Bonus for the year in which the termination occurs (the “Pro Rata Bonus”), (d) the pro-rated acceleration of the vesting provisions of all outstanding equity awards, based on the portion of the vesting period of the applicable equity award during which executive was an active employee of the Company and (e) COBRA premiums for a period of 12 months (or 18 months in the case of Mr. Smurfit).

If a Change-in-Control (as defined in the New Employment Agreements) occurs, the Company shall pay to the executive a transaction bonus in an amount equal to one hundred percent (100%) of executive’s Base Salary (the “Transaction Bonus”). Additionally, if executive’s employment is terminated by the Company without Cause or by executive for Good Reason within three (3) months before or two (2) years after a Change-in-Control occurs, (a) all of executive’s equity awards shall accelerate and become fully vested and (b) (i) in lieu of any cash amounts payable as set forth above, the Company will provide to the executive a cash severance payment in an amount equal to one and one-half (1.5) times (or two and a half (2.5 times), in the case of Mr. Smurfit) the sum of executive’s then-current Base Salary and Target Bonus, (ii) the Pro Rata Bonus; and (iii) COBRA premiums for a period of (18) months (or 30 months in the case of Mr. Smurfit).

The foregoing description of the New Employment Agreements are not complete and are qualified in their entirety by reference to the full text of the New Employment Agreements, copies of which are filed as Exhibits 10.6, 10.7 and 10.8 to this Annual Report on Form 10-K and are incorporated by reference herein.

As permitted by Question 101.01 of the Compliance and Disclosure Interpretations for Exchange Act Form 8-K, the foregoing information is disclosed under Item 9B of this report instead of under Item 5.02(e) of a separate Current Report on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and other key employees as of March 25, 2021.

Name	Age	Position
Dermot S. Smurfit (1)	46	President, Chief Executive Officer and Director
Karen Flores	46	Executive Vice President, Chief Financial Officer and Director
Simon Knock	42	Executive Vice President, Chief Information Officer
Jeffrey Berman	51	Executive Vice President, Chief Commercial Officer
Donald Ryan	52	Executive Vice President, Chief Operating Officer
Todd McTavish	53	Executive Vice President, Chief Legal Officer & Corporate Secretary
Seamus McGill	69	Non-Executive Director, Chairman of the Board of Directors
Michael Smurfit Jr. (1)	56	Non-Executive Director
David Goldberg	52	Non-Executive Director

(1)	Dermot S. Smurfit and Michael Smurfit Jr. are related as first cousins

The address of each of our executive officers and directors is c/o GAN Limited, 400 Spectrum Center Drive, Suite 1900, Irvine, CA 92618.

Biographical Information

Dermot S. Smurfit is our President, Chief Executive Officer, and a member of our Board of Directors. Mr. Smurfit joined GAN as a Director in 2003 and became Chief Executive Officer in 2010. He previously worked in the European Investment Banking team of SoundView Technology Group. He has operational and management experience in online gaming through his experience with GAN, together with M&A, strategic advisory and private equity financing experience in the gaming technology industry. Mr. Smurfit is a qualified (non-practicing) U.K. lawyer specialized in corporate finance. His education encompasses an LLB in Law from Exeter University, the Legal Practice Course from the College of Law (U.K.) and the Investment & Corporate Finance advisory qualification from the U.K.’s Financial Conduct Authority. Mr. Smurfit was selected to serve on our Board of Directors due to his tenure with our company and his industry experience.

Karen Flores is our Executive Vice President, Chief Financial Officer since January 2020, and is a member of our Board of Directors since June 2020. Ms. Flores has over 15 years’ experience in senior financial management roles. Immediately prior to joining GAN, Ms. Flores served as Vice President, Corporate Finance and Analysis of Alorica, Inc. from June 2017 to January 2020. From March 2016 to May 2017, she served as Senior Director of Financial Planning and Analysis for the Walt Disney Company, following Disney’s acquisition of Maker Studios Inc., where she was serving as its Senior Vice President, Finance from September 2011 to March 2016. Additional senior financial roles include positions with MySpace Music and Napster. Ms. Flores began her career as a financial analyst with Microsoft. Ms. Flores holds a Bachelor of Science, Finance, from San Jose State University. Ms. Flores was selected to serve on our Board of Directors due to her industry experience and experience in senior financial management roles.

Simon Knock is our Executive Vice President, Chief Information Officer, serving in that role since July 2016. Mr. Knock joined GAN in September 2010 as Technical Director and has nearly twenty years of Internet gambling industry experience. Prior to GAN, Mr. Knock held various technology development and management roles with U.K. gaming operator William Hill plc and operations roles with Canadian online gaming software developer CryptoLogic, Inc. Mr. Knock has a software engineering background, originally developing U.K. Government revenue systems and private sector logistics products. Mr. Knock attended Sheffield Hallam University in the United Kingdom and graduated with HND Computing in 1999.

Jeffrey Berman is our Executive Vice President, Chief Commercial Officer, serving in that role since February 2018 in his second stint with GAN, having previously spent four years with the company between 2009-2012 as our General Manager, North America. Mr. Berman was a Vice President, Advanced Development of Sentient Technologies from February 2016 to January 2017 and was a Vice President, Business Development of Zepp Labs, Inc. from January 2014 to February 2016. Mr. Berman has more than 25 years in the sports and entertainment sectors, having previously held key leadership roles at leading companies such as StubHub, Ticketmaster, CBS Sports, and Sentient Technologies. Mr. Berman additionally founded and subsequently sold VSX, a stock market portfolio tool, to Dow Jones & Company. Mr. Berman received his Bachelor of Art from Duke University and his MBA from Georgetown University.

Donald Ryan is our Executive Vice President, Chief Operating Officer, serving in that role since April 2020. Prior to joining the Company, Mr. Ryan served as the Chief Executive Officer for Sports Information Group LLC from April 2018 to December 2019, the Senior Vice President of Gaming Development for Greenwood Gaming & Entertainment Inc. from April 2015 to April 2018, and the Senior Vice President of Gaming for Betfair Interactive US LLC from March 2014 to April 2015. Mr. Ryan has extensive experience in online and mobile consumer products and services (with a particular focus on gaming and gambling), leveraging a range of business models including regulated transactions, affiliate partnerships, online subscriptions, e-commerce, white-label distribution, online advertising, virtual currencies and micro-transactions. Mr. Ryan holds a Bachelor of Science, Electrical Engineering from University of Alaska Fairbanks and an MBA from Northwestern University – Kellogg School of Management.

Todd F. McTavish is our Executive Vice President, Chief Legal Officer and Corporate Secretary, serving in that role since June 2020. Mr. McTavish has over 20 years of legal experience in M&A, corporate governance, commercial transactions, litigation, compliance and licensing, with over 12 years-experience advising public and private gaming companies. Immediately prior to GAN, Mr. McTavish served as Chief Legal Officer of Tekkorp Capital LLC from October 2018 to June 2020. Before that, he served as Chief Legal Officer and Corporate Secretary of NYX Gaming Group Limited (TSX.V: NYX) from January 2017 to April 2018 before it was sold to Scientific Games Corp., and before that EVP & General Counsel of Mozido, Inc., and prior to that from 2012 to 2014 he was SVP, General Counsel, Chief Compliance Officer and Corporate Secretary of Multimedia Games Holding Company, Inc. (Nasdaq: MGAM) before it was sold to Everi Gaming, and also General Counsel of Video Gaming Technologies, Inc., which was sold to Aristocrat Leisure Limited. Prior to gaming, Mr. McTavish held roles at PricewaterhouseCoopers and PepsiCo, Inc. in the Tax Department. Mr. McTavish began his career at the New York law firm of Cadwalader Wickersham & Taft LLP. Mr. McTavish holds a Bachelor of Art from West Virginia University, J.D. from Touro College Law Center, and a Masters of Law in banking and finance from Fordham School of Law.

Seamus McGill is a member of our Board of Directors and serves as our Chairman. Mr. McGill joined the Board of GAN in April 2014. He has 25 years’ experience in the gaming and technology industries and most recently was President of JOINGO, a mobile software company in San Jose, California from December 2013 to October 2015. Prior to JOINGO, Mr. McGill spent five years at Aristocrat Technologies Limited as Chief Operating Officer and helped deliver 20% year-on-year growth in the Americas for the second largest manufacturer of slot machines and gaming solutions in the world. Prior to Aristocrat, Mr. McGill was President of Cyberview Technology, Inc. before selling the company to International Game Technology plc. Mr. McGill held senior positions at WMS Gaming Inc. and oversaw the global growth of the company. He started his career in gaming with Mikohn Gaming Corporation. Mr. McGill was selected to serve on our Board of Directors due to his industry experience and his tenure with our company.

Michael Smurfit Jr. is a member of our Board of Directors. Mr. Smurfit Jr. joined the Board of GAN in June 2003. He is Chief Executive Officer of SF Investments, a privately-held company that manages world-wide investments on behalf of the Smurfit family. Mr. Smurfit Jr. is a director of a number of companies, including Inflection Biosciences, UCD Graduate School of Business and K Club Ltd. since 2015. He previously held a number of senior positions within the Jefferson Smurfit Group both in Europe and the United States. He graduated from UCD Michael Smurfit Graduate Business School with an MBA. Mr. Smurfit Jr. was selected to serve on our Board of Directors due to his industry experience and his tenure with our company.

David Goldberg is a member of our Board of Directors. Mr. Goldberg joined GAN in December 2018. He is an experienced public company and startup CEO, board member and advisor with extensive experience in gaming, entertainment and sports. He currently serves as a senior adviser to TPG Capital, one of the world’s largest private equity firms, beginning in March 2017. From April 2014 to April 2018, he was a board and audit committee member at Trans World (OTCQB: TWOC), which operates casinos in the Czech Republic and was sold in mid-2018, and previously was the CEO of Youbet.com (Nasdaq: UBET) which was at the time the United States’ largest online wagering company. In 2012, Federated Sports and Gaming, Inc. a company to which Mr. Goldberg was the co-Chief Executive Officer, filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Goldberg was Chief Executive Officer of ScoreBig, Inc., owner and operator of ScoreBig.com, which made a general assignment for the benefit of creditors under California law in October 2016. Mr. Goldberg holds a Bachelor of Art in Economics from Northwestern University and an MBA from the University of Chicago Booth School of Business. Mr. Goldberg was selected to serve on our Board of Directors due to his industry experience and his experience as a public company and startup CEO and board member.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct applies to all of our directors, officers and employees. A copy of our Code of Business Conduct is available on our corporate website at https://investors.gan.com/websites/gan/English/4100/corporate-governance-information.html. We do not incorporate the information on our website into this report and you should not consider any such information that can be accessed through our website as part of this report. Any amendments or waivers from the provisions of the Code of Business Conduct for our executive officers or directors will be made only after approval by a committee consisting of a majority of our independent directors and will be disclosed on our corporate website promptly following the date of such amendment or waiver.

Audit Committee

The members of our audit committee are Seamus McGill, Michael Smurfit Jr. and David Goldberg. David Goldberg is the chair of the audit committee. Our Board of Directors has determined that all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that David Goldberg is an “audit committee financial expert” (within the meaning of applicable SEC regulations). Each of the members of the audit committee are independent pursuant to applicable Nasdaq listing standards.

Recommendation of Director Nominees by Shareholders

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our company’s securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to our company and information involving securities transactions of which the company is aware, all of our officers, directors and holders of more than 10% of the outstanding securities of the company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act with the exception of late Form 4 filings by (i) each of Messrs. Berman, Knock, McTavish, Ryan and Smurfit and Ms. Flores with respect to a stock option received by each such reporting person under the 2020 Plan on February 26, 2021, and (ii) each of Messrs. Goldberg, McGill, and Smurfit Jr., with respect to a restricted stock award received by each such reporting person under the 2020 Plan on March 9, 2021. The aforementioned late Form 4 filings were all filed on March 29, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation and Employment Agreements

The following table sets forth, in thousands, information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our year ended December 31, 2020 and 2019.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	STOCK AWARDS (1)	BONUS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION (2)	TOTAL
Dermot S. Smurfit, President and Chief Executive Officer	2020	$593.1	$3,214.1	$1,142.8	$315.3	$79.9	$5,345.2
	2019	421.2	496.1	250.0	—	93.3	1,260.6
Karen Flores, Executive Vice President and Chief Financial Officer	2020	301.0	1,706.5	458.0	—	—	2,465.5
Todd McTavish, Executive Vice President, Chief Legal Officer and Corporate Secretary	2020	142.8	1,871.8	100.0	—	—	2,114.6

(1) Represents the aggregate grant date fair value of stock option awards and restricted stock awards granted to the NEOs in each fiscal year, computed in each case in accordance with ASC 718 – Compensation—Stock Compensation. Refer to the Outstanding Equity Awards table below for details of these grants. Assumptions used to calculate these amounts are described in Note 8 – Share-based Compensation to our annual financial statements for the year ended December 31, 2020.

(2) Represents amounts paid with respect to global health insurance and housing allowances. Housing allowances ended in August 2020 as per the terms of Dermot S. Smurfit’s previous employment agreement with the Company.

Employment Agreements and Termination of Employment & Change in Control Arrangements

Dermot S. Smurfit. Mr. Smurfit entered into an employment agreement with the Company, dated March 26, 2019, which was supplemented by an offer letter (collectively, the “Prior Smurfit Agreement”). Pursuant to the Prior Smurfit Agreement, Mr. Smurfit was employed as the Chief Executive Officer of the Company at an annual base salary of $424,320. In addition, Mr. Smurfit was eligible for bonus and incentive compensation as approved by the Company’s Board.

On March 25, 2021, Mr. Smurfit entered into a new employment agreement with the Company (the “New Smurfit Agreement”). The terms of the New Smurfit Agreement are described in “Item 9B. Other Information” above.

Karen Flores. Ms. Flores had an Employment Agreement with the Company effective as of January 13, 2020, which was supplemented by an offer letter and a’ Variation to Employment Agreement’ (collectively, the “Prior Flores Agreement”). Pursuant to the Prior Flores Agreement, Ms. Flores was employed as the Chief Financial Officer and Executive Director of the Company at an annual base salary of $350,000. Ms. Flores was also eligible for an annual bonus equal to 50% and was issued 150,000 share options which began vesting on June 1, 2020.

On March 25, 2021, Ms. Flores entered into a new employment agreement with the Company (the “New Flores Agreement”). The terms of the New Flores Agreement are described in “Item 9B. Other Information” above.

Todd McTavish. Mr. McTavish entered into an Employment Agreement with the Company dated June 15, 2020, which was supplemented by an offer letter (the “Prior McTavish Agreement”). Pursuant to the Prior McTavish Agreement, Mr. McTavish was employed as the Chief Legal Officer and Corporate Secretary of the Company at an annual base salary of $275,000. Mr. McTavish was also eligible for an annual bonus equal to 75% of his annual base salary and was issued 200,000 share options.

On March 25, 2021, Mr. McTavish entered into a new employment agreement with the Company (the “New McTavish Agreement”). The terms of the New McTavish Agreement are described in “Item 9B. Other Information” above.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that will provide our directors and executive officers with additional protection regarding the scope of the indemnification set forth in our bye-laws. Pursuant to these agreements, we will indemnify each such person (to the fullest extent permitted by Bermuda law) against all costs and expenses, including expense advances, incurred in connection with any claim by reason or arising out of any event or occurrence relating to the fact that such person is our director or executive officer or is serving at our request at another corporation or entity, or by reason of any activity or inactivity while serving in such capacity. However, we are not obligated to indemnify our directors or executive officers under these agreements if:

●	indemnification is prohibited by our bye-laws or applicable law;

●	the action initiated by the person is not authorized by our Board of Directors; or

●	a court determines that the person did not act in good faith and in a manner that such officer or director reasonably believed to be in or not opposed to the best interests of the Company.

401(k) Plan

The Company maintains a defined contribution plan, or 401(k) plan, for our U.S. employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution, subject to statutory limits.

Outstanding Equity Awards

The following tables set forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Dermot S. Smurfit(1)	411.500	—	1.31	7/17/2027
Dermot S. Smurfit(1)	50,000	—	2.18	12/11/2028
Dermot S. Smurfit(1)	225,000	—	3.62	10/1/2029
Dermot S. Smurfit(2)	—	250,000	18.19	6/15/2030
Karen Flores(1)	100,000	—	3.32	3/17/2030
Karen Flores(2)	—	150,000	18.19	6/15/2030
Todd McTavish(2)	—	200,000	18.19	6/15/2030

(1)	Options granted prior to the Company’s initial public offering which were accelerated and became fully vested upon completion of the Share Exchange. Refer to Note 8 – Share-based Compensation for further details surrounding the Share Exchange.
(2)	Options granted on June 15, 2020 with a term of ten years under the 2020 Plan which vest 25% after one year and then monthly over the next 36 months thereafter, subject to continuing service. Refer to Note 8 – Share-based Compensation for further details in relation to the Company’s 2020 Plan.

	Stock Awards
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Dermot S. Smurfit	48,070	974.9

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking.

This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The following table sets forth, in thousands, information concerning the compensation earned during the year ended December 31, 2020 by each of our non-employee directors:

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Seamus McGill	190.5	510.5	—	180.2	346.2	1,227.4
Michael Smurfit Jr.	54.0	127.6	—	45.0	79.3	305.9
David Goldberg	60.0	191.5	—	67.6	119.3	438.4

(1) On December 30, 2019, our Board of Directors adopted a bonus program, providing for compensation to each member of the Board of Directors contingent upon the successful completion of the share exchange and reorganization in May 2020. The bonus program was comprised of an aggregate of up to £454 to be allocated among the directors as awards. The total award was paid in cash in May 2020 which totaled $608.

Our non-executive directors serve pursuant to the terms of a standard letter of appointment, which acts as a service contract. The letter of appointment contemplates that the non-employee director will serve a three-year term, subject to re-election by the Company’s shareholders at the annual general meeting, and regulatory compliance. The letter of appointment also allows for termination by the Company or the director, at the discretion of either, upon three month’s written notice; however, the Board of Directors can require a director to resign immediately if it determines that a director’s position becomes untenable due to a conflict of interest. Non-executive directors are required to devote sufficient time necessary to fulfill their duties. The letter of appointment provides for payment of an annual cash fee, which is paid monthly in arrears. Non-executive directors are eligible for discretionary share-based payment awards. Directors are also reimbursed for expenses reasonably incurred in the performance of their duties. We do not maintain any service contracts with our directors that provide monetary benefits, such as cash termination payments, upon our directors’ termination of service with us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had the GAN Limited 2020 Equity Incentive Plan, which was approved by our Board of Directors and our shareholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,061,859	$8.06	3,223,120
Equity compensation plans not approved by shareholders	—	—	—
Total	3,061,859		3,223,120

(1)	Excludes 1,465,414 additional ordinary shares that became available for issuance under the GAN Limited 2020 Equity Incentive Plan on January 20, 2021.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our ordinary shares outstanding as of March 25, 2021 for:

●	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding ordinary shares;
●	each of our directors;

●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any ordinary shares that the person has the right to acquire within 60 days of March 25, 2021 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership.

The percentage of beneficial ownership in the table below is based on 42,017,117 ordinary shares deemed to be outstanding as of March 25, 2021.

	ORDINARY SHARES BENEFICIALLY OWNED
	Number	Percent
Name of Beneficial Owner (1)
Holders of Greater than 5% (2)
Dermot S. Smurfit (3)	2,567,932	6.01%

Directors and Executive Officers:
Dermot S. Smurfit (3)	2,567,932	6.01%
Seamus McGill (4)	255,568	*
Michael Smurfit Jr. (5)	469,239	1.11%
David Goldberg (6)	183,647	*
Karen Flores (7)	100,000	*
Simon Knock (8)	125,000	*
Jeffrey Berman (9)	57,916	*
Donald Ryan (10)	50,000	*
Todd McTavish	—	*
All directors and executive officers as a group (9 persons) (11)	3,809,302	8.95%

*	Less than 1%.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	The information with respect to the holders of 5% or more of our outstanding ordinary shares is derived from inquiries made by our authorized representatives to such holders. Such holders, and in particular financial institutions, may likely hold their shares as nominees on behalf of other beneficial owners, the identities of whom have not been disclosed to us by the above listed holders.
(3)	Includes 686,500 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021 as well as 48,070 shares granted pursuant to a restricted stock award, some of all of such shares which would be forfeited if certain conditions precedent (including continued service) are not met.
(4)	Includes 200,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021 as well as 33,246 shares granted pursuant to a restricted stock award, some of all of such shares which would be forfeited if certain conditions precedent (including continued service) are not met.
(5)	Includes 175,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021 as well as 12,196 shares granted pursuant to a restricted stock award, some of all of such shares which would be forfeited if certain conditions precedent (including continued service) are not met.
(6)	Includes 150,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021 as well as 15,705 shares granted pursuant to a restricted stock award, some of all of such shares which would be forfeited if certain conditions precedent (including continued service) are not met.
(7)	Includes 100,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021.
(8)	Includes 125,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021.
(9)	Includes 57,916 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021.
(10)	Includes 50,000 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021.
(11)	Includes 1,544,416 shares of common shares issuable upon the exercise of options exercisable within 60 days of March 25, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions or series of transactions since January 1, 2018 to which we were or will be a party, in which:

●	the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2019 and 2020); and
●	in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

From time to time in the ordinary course of our business we contract for services from companies in which certain of our executive officers or directors may serve as director or advisor. The cost of these services is negotiated on an arm’s length basis and none of these arrangements is material to us.

At December 31, 2019, our director and Chief Executive Officer Dermot S. Smurfit owed us $135, inclusive of $3 of interest, which was included within trade and other receivables on our consolidated balance sheet. The interest earned by us is included within interest expense, net within the consolidated statement of comprehensive income (loss). On March 20, 2020, the outstanding loan and interest was repaid in full.

On March 5, 2020, GAN Limited secured the cash consideration for the share exchange contemplated by the May 2020 scheme of arrangement with GAN plc through a loan from Dermot S. Smurfit, our chief executive officer, and his father Dermot F. Smurfit. The loan was unsecured and bore interest at 15% per annum subject to a minimum interest fee of £300 (approximately $384). GAN Limited never drew down on the loan but paid the minimum interest fee in full promptly following the reorganization from existing cash resources of GAN plc (£30 (approximately $37) of which was paid to Mr. Dermot S. Smurfit).

Director Independence

Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that Messrs. McGill, Smurfit Jr. and Goldberg are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO LLP served as the Company’s independent auditor for the year ended December 31, 2020. The following table presents fees billed, in thousands, for professional audit services rendered by BDO LLP in connection with its audits of the Company’s annual financial statements for the year ended December 31, 2020.

	Year Ended December 31,
	2020	2019
Audit Fees	$1,824	$551
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,824	$551

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s interim reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. These amounts included services performed in relation to the Company’s initial public offering and follow-on offerings which closed in May 2020 and December 2020, respectively.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

The audit committee of the Company has procedures in place to ensure that the Company’s independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

●	Bookkeeping or other services related to the accounting records or financial statements
●	Financial information systems design and implementation
●	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
●	Actuarial services
●	Internal audit outsourcing services
●	Management functions
●	Human resources functions
●	Broker-dealer, investment adviser or investment banking services
●	Legal services
●	Expert services unrelated to the audit
●	Prohibited tax services

All audit and permitted non-audit services must be pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	All Financial Statements and Supplemental Information

		The Company’s financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

	2.	Financial Statement Schedules

		All financial statement schedules are omitted as they are not required.

	3.	Exhibits

The Exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	Bye-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.3	Description of Securities	X
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan – Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan – Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan – Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan – Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020
10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	Facility Agreement dated March 6, 2020 with Dermot F. Smurfit and Dermot S. Smurfit		F-1	10.5	April 17, 2020
10.5+	GAN Limited Employee Stock Purchase Plan		F-1	10.5	December 7, 2020
10.6+	Employment Agreement with Dermot S. Smurfit	X
10.7+	Employment Agreement with Karen Flores	X
10.8+	Employment Agreement with Todd McTavish	X
10.9+	Employment Agreement with Simon Knock	X
10.10+	Employment Agreement with Jeffrey Berman	X
10.11+	Employment Agreement with Donald Ryan	X
21.1	List of Subsidiaries	X
23.1	Consent of BDO LLP, Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+ Indicates management contract or compensatory plan or arrangement.

** Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAN LIMITED (Registrant)
Dated: March 31, 2021
	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit Chairman and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Dermot S. Smurfit and Karen Flores as his or her true and lawful attorney and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DERMOT S. SMURFIT	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Dermot S. Smurfit

/s/ KAREN E. FLORES	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Karen E. Flores

/s/ SEAMUS MCGILL	Director	March 31, 2021
Seamus McGill

/s/ MICHAEL SMURFIT JR.	Director	March 31, 2021
Michael Smurfit Jr.

/s/ DAVID GOLDBERG	Director	March 31, 2021
David Goldberg

