Form 10-Q
period 2021-03-31
GAN Ltd
filed 2021-05-17
CIK 1799332

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-39274
_________________________
GAN Limited
(Exact name of registrant as specified in its charter)
_________________________

Bermuda				Not Applicable
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
400 Spectrum Center Drive,	Suite 1900,	Irvine,	California	92618
(Address of principal executive offices)				(Zip Code)

(702) 964-5777
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares (Par Value $0.01)	GAN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
At May 3, 2021, there were 42,007,600 ordinary shares outstanding.

Table of Contents

GAN LIMITED
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GAN LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$52,185	$152,654
Accounts receivable, net	11,945	6,818
Prepaid expenses	2,800	1,912
Other current assets	3,423	2,112
Total current assets	70,353	163,496

Capitalized software development costs, net	8,134	6,648
Goodwill	152,734	—
Intangible assets, net	43,855	468
Other assets	3,926	2,634
Total assets	$279,002	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,329	$4,926
Accrued compensation and benefits	6,127	4,956
Accrued expenses	4,414	3,363
Liabilities to users	6,916	—
Other current liabilities	3,944	4,067
Total current liabilities	25,730	17,312

Deferred income taxes	2,167	—
Other noncurrent liabilities	559	370
Total liabilities	28,456	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,004,100 and 36,635,362 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	419	365
Additional paid-in capital	312,715	203,842
Accumulated deficit	(50,230)	(45,766)
Accumulated other comprehensive loss	(12,358)	(2,877)
Total stockholders’ equity	250,546	155,564
Total liabilities and stockholders’ equity	$279,002	$173,246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$27,842	$7,670

Operating costs and expenses
Cost of revenues (1)	8,719	1,692
Sales and marketing	4,101	863
Product and technology	4,850	1,024
General and administrative (1)	10,011	2,391
Depreciation and amortization	3,963	853
Total operating costs and expenses	31,644	6,823
Operating income (loss)	(3,802)	847
Interest expense, net	1	8
Income (loss) before income taxes	(3,803)	839
Income tax provision	661	145
Net income (loss)	$(4,464)	$694

Income (loss) per share
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

Weighted average ordinary shares outstanding
Basic	41,986,083	21,512,225
Diluted	41,986,083	23,040,345
(1) Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(4,464)	$694
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(9,481)	(1,320)
Comprehensive loss	$(13,945)	$(626)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	(4,464)	—	(4,464)
Share-based compensation expense	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 4)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 4)	—	—	297	—	—	297
Foreign currency translation adjustments	—	—	—	—	(9,481)	(9,481)
Balance at March 31, 2021	42,004,100	$419	$312,715	$(50,230)	$(12,358)	$250,546

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Share-based compensation expense	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(4,464)	$694
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of software and intangible assets	3,724	792
Depreciation on property and equipment and finance lease right-of-use assets	239	61
Share-based compensation expense	1,632	295
Other	99	31
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,109)	(3,047)
Prepaid expenses and other current assets	(919)	(386)
Other assets	97	1,055
Accounts payable	(2,093)	(567)
Accrued compensation and benefits	(43)	598
Accrued expenses	1,528	(64)
Liabilities to users	1,808	—
Other liabilities	(644)	(901)
Net cash used in operating activities	(4,145)	(1,439)

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	(92,404)	—
Expenditures for capitalized software development costs	(2,153)	(534)
Purchases of gaming licenses	(34)	—
Purchases of property and equipment	(426)	(437)
Net cash used in investing activities	(95,017)	(971)

Cash Flows From Financing Activities
Payments of offering costs	(604)	(909)
Proceeds from exercise of stock options	315	87
Principal payments on finance leases	—	(44)
Net cash used in financing activities	(289)	(866)

Effect of foreign exchange rates on cash	(1,018)	(850)

Net decrease in cash	(100,469)	(4,126)
Cash, beginning of period	152,654	10,279
Cash, end of period	$52,185	$6,153

Supplemental Disclosure of Noncash Investing and Financing Activities:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 4)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 4)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	188	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

NOTE 1 — NATURE OF OPERATIONS

GAN Limited (the “Parent,” and with its subsidiaries, collectively the “Company”) is an exempted company limited by shares, incorporated and registered in Bermuda. GAN plc, the previous parent, began its operations in the United Kingdom (“U.K.”) in 2002 and listed its ordinary shares on the AIM, the London Stock Exchange’s market for smaller companies, in 2013. In May 2020, pursuant to a statutory Scheme of Arrangement under Part 26 of U.K Companies Act of 2006 (“Scheme of Arrangement”) approved by the shareholders of GAN plc, the shareholders of GAN plc exchanged their shares in GAN plc for shares in the Parent, thereby migrating the Company's jurisdiction of organization from the U.K. to Bermuda. Thereafter, GAN Limited became the parent company of GAN plc. GAN plc was renamed GAN (UK) Limited (“GAN UK”).

The Company operates in two operating segments – business-to-business (“B2B”) and business-to-consumer (“B2C”). The Company’s B2B segment is involved in the design, development and licensing of sports betting and casino gaming software to land-based casino operators. The Company’s B2C segment provides users with access to its sportsbook, casino games and poker products.

The Company is a B2B supplier of Internet gambling Software-as-a-Service solutions predominately to the U.S. land-based casino industry. The Company has developed a proprietary Internet gambling enterprise software system, GameSTACK™ (“GameSTACK”), which it licenses to land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

On January 1, 2021, the Company completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as Coolbet (Note 4). Coolbet is a developer and operator of an online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada).

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Share Exchange and Reorganization

On May 5, 2020, GAN Limited completed a share exchange and reorganization pursuant to a Scheme of Arrangement, whereby the shareholders of GAN plc agreed to exchange their ordinary shares on a basis of four ordinary shares to one ordinary share, for shares of GAN Limited, plus a pro rata portion of an aggregate of $2,525 (£2,004 or 2.32 pence per share) in cash (“Share Exchange”). Immediately subsequent to the Share Exchange, the shareholders of GAN Limited held the same economic interest as they had in GAN plc prior to the Share Exchange. Holders of share options in GAN plc also received reciprocal share options as applicable, in GAN Limited. The condensed consolidated financial statements have been prepared as if GAN Limited had been the parent entity for the periods presented. All share and per share amounts prior to the date of the share exchange and reorganization in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Share Exchange.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies included in “Note 3 – Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the year ended December 31, 2020. In addition to repeating some of these significant accounting policies, the Company has added significant accounting policies during the three months ended March 31, 2021 below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, and may require significant adjustments to these reported balances in the future periods.

Principles of Consolidation

The condensed consolidated financial statements include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar while the Company’s foreign subsidiaries use their local currencies as their functional currencies. The assets and liabilities of foreign subsidiaries are translated to U.S. Dollars based on the current exchange rate prevailing at each reporting period. Revenue and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from their functional currency to U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $9,481 and $1,320 for the three months ended March 31, 2021 and 2020, respectively.

Risks and Uncertainties – COVID-19

The novel coronavirus (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the United States and global economic conditions and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief for businesses and individuals impacted by the pandemic.
Although the Company’s business has proven resilient during the pandemic (for example, with closures of land-based casinos shifting increased revenue to the Company’s online iGaming offerings), it is uncertain whether this trend will continue, as the economic disruption and uncertainty caused by COVID-19 may cause a general decline in iGaming and gambling in general over time and therefore, the impact of COVID-19 on the Company’s business is ongoing. The cancellation of certain sporting events has reduced sports betting transactions and it is uncertain when the number of live sporting events will return to pre-pandemic levels. Any of these consequences may adversely impact player activity on the Company’s platforms, which would negatively impact the business. As part of the preparation of these condensed consolidated financial statements, the Company has considered the impact of COVID-19 on the accounting policies and judgments and estimates.
Significant uncertainties exist concerning the magnitude of impact and duration of the COVID-19 pandemic. Management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these condensed consolidated financial statements. The Company

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
has not experienced significant impacts to its liquidity to date as a result of COVID-19. COVID-19 may impact the Company’s ability to access capital to the extent it effects the U.S capital markets. The Company has assessed the extent to which the COVID-19 has impacted events after the reporting date and has not identified additional items to disclose as a result.

Revenue Recognition

Platform and Content Fees

The Company’s platform and content revenues are generated primarily from its Internet gambling Software-as-a-Service ("SaaS") platform, GameSTACK, that its customers use to provide real money and simulated Internet gaming, and online sports betting. The Company enters into service agreements with its customers, that generally range from three to five years, and includes renewal provisions, under which it charges fees based on a percentage of the operator’s net gaming revenue or net sports win at the time of settlement of an event for real money gaming or at the time of purchase for in-game virtual credit for simulated gaming. Further, the Company generates revenues from the licensing of proprietary and third-party branded games (collectively “content licensing services”) hosted on the platform.
In certain service agreements with SIM customers, the Company receives the fees for in-game virtual credit purchases made by end-user players and remits payment to the SIM casino operator (customer) for their share of the SIM revenues generated from the Company’s platform. At March 31, 2021 and December 31, 2020, the Company has recorded a liability of $2,486 and $2,520, respectively, for its customers’ share of the fees within other current liabilities in the condensed consolidated balance sheets.
The Company’s promise to provide the SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. The transaction price is considered variable consideration and is generally due thirty days from the date of invoice.
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
Gaming

The Company operates the B2C gaming site www.Coolbet.com outside of the United States, which is built on proprietary software and includes the following product offerings: sportsbook, poker, casino, live casino and virtual sports.

The Company manages an online sportsbook allowing users to place various types of wagers on the outcome of sporting events conducted around the world. The Company operates as the bookmaker and offers multiple odds-scenarios-based wagering on events. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Revenue from sportsbook is reported net after deduction of player winnings and bonuses. Revenue from wagers is recognized when the outcome of the event is known.

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 1,600 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Peer-to-peer poker offerings allow users to play poker against one another on the Company’s online poker platform for prize money. Revenue from poker is reported at rake, less tournament costs and customer bonuses.

In each of the online gaming products, a single performance obligation exists at the time a wager is made to operate the games and award prizes or payouts to users based on a particular outcome. Revenue is recognized at the conclusion of each contest, wager, or wagering game hand. Additionally, certain incentives given to users, for example, that allow the user to make an additional wager at a reduced price, may provide the user with a material right which gives rise to a separate performance obligation. Such user incentives are recognized as revenue upon redemption or when the incentive expires.

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
The Company has determined that it is acting as the principal in these transactions as it takes responsibility for procuring, delivering, installing and configuring the hardware at the customer’s location and takes control of the hardware, prior to transfer. Revenue is presented at the gross amount of consideration to which it is entitled from the customer in exchange for the hardware.
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
Contracts with Multiple Performance Obligations

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
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

For gaming, the Company allocates a portion of the user’s wager to incentives that create material rights that are redeemed or expired in the future. The allocated revenue for gaming wagers is primarily recognized when the wagers occur because all such wagers settle immediately.

The Company applies a practical expedient by accounting for revenue from gaming on a portfolio basis because such wagers have similar characteristics, and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract.

Cash

The Company is required to maintain minimum cash balances to satisfy its liabilities to users. Such balances are included within cash on the condensed consolidated balance sheets and are not subject to creditor claims.

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the estimated fair values of the identifiable assets acquired and liabilities assumed on the acquisition date. As disclosed in Note 4, the Company has recorded goodwill in connection with the acquisition of Coolbet on January 1, 2021. Goodwill is not amortized, but rather is reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

The Company has determined that there are two reporting units: B2C and B2B. In its goodwill impairment testing, the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit, including goodwill, is less than its carrying amount prior to performing the quantitative impairment test. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than its carrying amount, including goodwill, the quantitative goodwill impairment test is required. Otherwise, no further analysis would be required.

If the quantitative impairment test for goodwill is deemed necessary, this quantitative impairment analysis compares the fair value of the Company’s reporting unit to its related carrying value. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down to the fair value and an impairment loss is recognized. If the fair value of the reporting unit exceeds its carrying amount, no further analysis is required. Fair value of the reporting unit is determined using valuation techniques, primarily using discounted cash flow analysis.

The Company will perform its annual impairment review of goodwill as of October 1st and when events or circumstances change between annual impairment tests that may indicate that it is more likely than not the fair value of a reporting unit may be below its carrying amount.

Long-lived Assets
Long-lived assets, except goodwill, consist of property and equipment, and finite lived acquired intangible assets, such as developed software, gaming licenses, trademarks, trade names and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company considers the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting the estimated useful lives.

The fair value of the acquired intangible assets is primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these valuations.

Acquired in-process technology consists of a proprietary technical platform. The Company reviews the in-process technology for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the in-process technology efforts are completed. When completed, the developed technology will be amortized over its estimated useful life based on and using amortization methods that reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The technology is expected to be completed in the latter part of 2021.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists.

Capitalized Software Development Costs, net

The Company capitalizes certain development costs related to its software platforms during the application development stage. Costs associated with preliminary project activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. The Company capitalizes certain costs related to specific upgrades and enhancements when it is probable that expenditures will result in additional functionality of the platform to its customers. The capitalization policy provides for the capitalization of certain payroll and payroll related costs for employees who spent time directly associated with development and enhancements of the software platform.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which is generally three years and are included within depreciation and amortization in the condensed consolidated statements of operations.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, promotional awards and user winnings less user withdrawals and user losses.

Share-based Compensation

Share-based compensation expense is recognized for equity-settled stock options and restricted stock issued to employees and non-employee members of the Company’s Board of Directors based on the fair value of these awards on the date of grant. The fair value of the stock options is estimated using a Black-Scholes option pricing model and the fair value of the restricted stock awards (restricted stock and restricted stock units) is based on the market price of the Company’s stock on the date of grant.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Income (Loss) Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the year. In periods of income, diluted income per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the year plus the assumed conversion of all potential dilutive ordinary shares. The Company determines the potentially dilutive ordinary shares using the treasury stock method. In periods of a net loss, basic and dilutive ordinary shares would be anti-dilutive.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Reclassifications of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the due to the Coolbet acquisition in 2021, the Company has reclassified certain balances that were previously presented in separate balance sheet captions to other current and noncurrent assets, other accrued expenses, and other current and noncurrent liabilities in the condensed consolidated balance sheet as of December 31, 2020. These reclassifications had no impact on previously disclosed current assets, current liabilities, total assets and total liabilities.

NOTE 4 — ACQUISITION OF VINCENT GROUP P.L.C.

On January 1, 2021, the Company completed the acquisition of all outstanding shares of Vincent Group p.l.c. ("Coolbet"). Coolbet is a developer and operator of an online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to land-based casino operators in the United States. The Company intends to continue to operate in the United States solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content should enable it to add additional casino gaming content and platform support for the Company’s B2C offering in Europe and Latin America. The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair value of the consideration transferred:

Cash paid to Vincent Group shareholders	$111,118
Restricted ordinary shares issued to Vincent Group shareholders (1)	106,683
Replacement equity-based awards to holders of Vincent Group equity-based awards (2)	297
Total	$218,098

(1) The share consideration represents 5,260,516 ordinary shares issued to the Vincent Group shareholders multiplied by the Company’s share price of $20.28 on the acquisition date. These unregistered shares were issued subject to a contractual lock-up period that further restricts the ability of these shares to be transferred or sold.

(2) The replacement equity-based awards consist of options to purchase 67,830 shares of the Company’s ordinary shares. In accordance with the applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the acquisition, while the fair value of the replacement equity-based awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of the replacement awards was estimated using the Black-Scholes option pricing model utilizing various assumptions. The vesting terms and conditions of the unvested options were replaced with terms identical to those of the original awards.

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

Cash	$18,714
Prepaid expenses and other current assets	1,512
Property and equipment	343
Operating lease right-of-use assets	416
Intangible assets	48,370
Other noncurrent assets	73
Accounts payable	(1,182)
Liabilities to users	(5,373)
Other current liabilities	(1,797)
Operating lease liabilities	(167)
Deferred income taxes	(2,265)
Noncurrent operating lease liabilities	(231)
Total identifiable net assets	58,413
Goodwill	159,685
$218,098

Identifiable intangible assets acquired as part of the acquisition, including their respective expected useful lives, were as follows:

	Estimated useful life (in years)	Fair Value
Trade names and trademarks	10.0	$5,800
Developed technology	3.0	28,100
In-process developed technology	—	8,400
Customer relationships	3.0	5,600
Licenses	various	470
		$48,370

The Company has not yet finalized the purchase price allocation, which is pending further analysis of the net assets acquired. The above cash consideration is subject to adjustment for the final working capital adjustment. Additionally, the Company is continuing to evaluate the tax impacts related to the acquisition. Accordingly, the purchase price allocation shown above could change materially. The Company recorded a net deferred income tax liability of $2,265 associated with the intangible assets recorded in the acquisition accounting.

The Company accounted for the acquisition of Coolbet using the acquisition method. The acquisition is treated as a stock purchase for accounting purposes. The goodwill is primarily attributable to the expected incremental revenue and profit to be derived from the Company’s introduction of Coolbet’s sports betting engine technology and intellectual technology to B2B customers in the United States and the assembled workforce of Coolbet. The Company intends to offer the Coolbet sports betting engine and associated capability to existing and new customers alongside its existing platform and Internet casino capability, as a complete turnkey solution or as an alternative sports betting engine to those currently relied upon by customers. Goodwill is not amortized, but is reviewed for impairment at least annually or if an event occurs or circumstances change that would more likely than not indicate the goodwill could be impaired. Goodwill recognized in the acquisition is not deductible for tax purposes. Goodwill arising from the acquisition has been preliminary assigned as of the acquisition date to the Company’s B2C and B2B segments in the amounts of $92,138 and $67,547, respectively, since they are expected to benefit from the synergies of the combination. The B2C and B2B segments are also the reporting units.

The Company incurred $1,309 of acquisition-related costs in total, of which $290 were recorded during the three months ended March 31, 2021 and the remaining costs were incurred in 2020. Following the acquisition, Coolbet entirely comprises the Company's B2C segment. Refer to Note 12 for the revenue and segment results of Coolbet since the acquisition date.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Pro Forma Operating Results

The operating results of Coolbet have been included in the condensed consolidated financial statements, beginning on January 1, 2021. The following unaudited pro forma information presents consolidated financial information as if the Coolbet acquisition had occurred on January 1, 2020. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense resulting from the intangible assets acquired, share-based compensation related to unvested replacement awards and an adjustment to reflect the Company’s income tax rate. Acquisition costs of $1,309 are also included as a nonrecurring charge. Such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2020 or of the results that may occur in the future.

Three Months Ended March 31, 2020
Revenues	$14,815
Net loss	$(2,811)
Loss per share – basic and diluted	$(0.10)

NOTE 5 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET
Capitalized software development costs, net at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Capitalized software development costs	$28,314	$26,507
Development in progress	3,318	2,641
Total capitalized software development costs	31,632	29,148
Less: accumulated amortization	(23,498)	(22,500)
Total	$8,134	$6,648
At March 31, 2021, development in progress primarily represents costs associated with new content and enhancements to the software platform, as well as integration of Coolbet's sportsbook into the B2B platform, which are expected to be fully placed in service by the end of 2021.

Amortization expense related to capitalized software development costs was $729 and $756 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2021 were as follows:

	B2B	B2C	Total
Balance at December 31, 2020	$—	$—	$—
Goodwill acquired in Coolbet acquisition	67,547	92,138	159,685
Effect of foreign currency translation	(2,941)	(4,010)	(6,951)
Balance at March 31, 2021	$64,606	$88,128	$152,734

Intangible Assets

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

Definite-lived intangible assets, net consisted of the following:

		March 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$26,877	$(2,240)	$24,637
In-process technology	—	8,034	—	8,034
Customer relationships	3.0 years	5,356	(446)	4,910
Trade names and trademarks	10.0 years	5,898	(486)	5,412
Licenses	6.7 years	1,860	(998)	862
		$48,025	$(4,170)	$43,855

		December 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	3.0 years	$343	$(343)	$—
Licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468
Amortization expense related to intangible assets was $2,995 and $36 for the three months ended March 31, 2021 and 2020, respectively. The estimated amortization expense for the next five years is as follows: $8,636 for 2021; $11,500 for 2022; $11,481 for 2023; $639 for 2024; $625 for 2025.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Content licensing fees	$2,103	$1,984
Sales taxes	929	756
Income taxes	890	17
Other	492	606
Total	$4,414	$3,363

NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Revenue share due to SIM customers	$2,486	$2,520
Contract liabilities	891	1,083
Operating lease liabilities	465	262
Other	102	202
Total	$3,944	$4,067

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Revenue share due to SIM customers represents the fees collected for in-game virtual credit purchases made by end-user players due to SIM casino operator customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 9 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the shareholders. The 2020 Plan provides for grants of up to 4,400,000 shares then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants, stock units, and other equity awards for issuance to employees, consultant or non-employee directors. The share-based awards are issued at no less than fair market value of an ordinary share on the date of grant. At March 31, 2021, there were 726,581 shares remaining available for future issuance under the 2020 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value, as determined under the 2020 Plan, of the Company's ordinary shares on the date of grant. Stock option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years.

During the three months ended March 31, 2021, the Board of Directors approved the issuance of options to purchase 1,148,310 ordinary shares to employees, including executives and certain long-standing employees under the 2020 Plan.

In addition, in accordance with the acquisition agreement, the Company issued 67,830 replacement stock option awards to continuing employees of Coolbet. The fair value of the replacement stock options will be recognized ratably over the remaining service period, ranging from one to three years.

A summary of the stock option activity as of and for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,061,859	$8.06	8.5	$37,410
Granted	1,216,140	24.35
Exercised	(108,222)	2.40
Forfeited/expired or cancelled	(3,080)	18.53
Outstanding at March 31, 2021	4,166,697	$12.96	9.2	$21,840
Options exercisable at March 31, 2021	1,820,667	$3.08	7.7	$27,524

The Company recorded equity-settled share-based compensation expense related to stock-options of $1,187 and $295 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $22,945 of total unrecognized compensation cost related to nonvested stock options granted under the 2020 Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.

The grant date fair value of each stock option grant was determined using the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected stock price volatility	61.50%	67.60%
Expected term (in years)	4.95	5.00
Risk-free interest rate	0.72%	0.44%
Dividend yield	0%	0%

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The weighted average grant date fair value of options granted was $12.86 and $4.72 for the three months ended March 31, 2021 and 2020, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the stock options and the date on which share-based compensation will be settled.

Expected volatility is determined by reference to volatility of certain identified peer group share trading information and stock prices on the Nasdaq. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For the three months ended March 31, 2020 (prior to the Company's initial public offering in May 2020), expected volatility was determined by reference to the historic volatility of GAN UK’s share price on the AIM, the London Stock Exchange. The risk-free interest rate for the expected term of the option was based on the U.K. Gilt yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.
In addition, in 2020, the Company recorded a liability for social taxes and income taxes related to certain unexercised legacy U.K. Enterprise Management Incentive regime options. The Company is accounting for the required cash payment as a cash-settled share-based compensation transaction. The company recorded a decrease of $93 in the liability related to these options during the three months ended March 31, 2021.

Restricted Stock Units

On March 9, 2021, the Board of Directors approved the issuance of 15,537 restricted stock units to non-employee directors. The restricted stock units vest over one year from the date of grant with 25% vesting per quarter. The value of restricted stock units is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock units were issued with a grant date fair value of $25.10 per share. The Company recorded share-based compensation expense related to the restricted stock units of $25 for the three months ended March 31, 2021. At March 31, 2021, there was $365 of total unrecognized compensation cost related to nonvested restricted stock units. The remaining cost is expected to be recognized during the next twelve months.

Restricted Stock Awards
On June 15, 2020, the Board of Directors approved the issuance of 93,680 restricted stock awards to the chief executive officer and non-employee directors. The restricted stock awards vest one year from the date of grant. The value of restricted stock is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock awards were issued with a grant date fair value of $18.19 per share. The Company recorded share-based compensation expense related to the restricted stock awards of $420 for the three months ended March 31, 2021. At March 31, 2021, there was $350 of total unrecognized compensation cost related to nonvested restricted stock awards. The remaining cost is expected to be recognized in 2021.

NOTE 10 — INCOME (LOSS) PER SHARE
Basic income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted income per ordinary share further includes any ordinary shares available to be issued upon the exercise of outstanding stock option and restricted stock awards if such inclusions would be dilutive. The Company determines the potentially dilutive ordinary shares using the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020:

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$(4,464)	$694
Denominator:
Weighted average ordinary shares outstanding, basic	41,986,083	21,512,225
Weighted average effect of potentially dilutive ordinary shares:
Stock options	—	1,528,120
Restricted stock awards	—	—
Restricted stock units	—	—
Weighted average ordinary shares outstanding, diluted	41,986,083	23,040,345

Income (loss) per share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

Certain stock options, nonvested restricted stock awards and restricted stock units were excluded from the computation of diluted weighted average ordinary shares outstanding, as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	4,166,697	—
Restricted stock awards	93,680	—
Restricted stock units	15,537	—
Total	4,275,914	—

NOTE 11 — REVENUES
The following table reflects revenues recognized for the three months ended March 31, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended March 31,
	2021	2020
Revenues recognized at a point in time	$17,737	$—
Revenues from services delivered over time	10,105	7,670
Total	$27,842	$7,670

During the three months ended March 31, 2021, revenues recognized at a point in time was $17,737, of which $14,312 related to gaming revenues and $3,425 related to development services and other revenues.

During the three months ended March 31, 2021, the Company had two customers which individually generated revenue greater than 10% of the Company's total revenue. These customers generated revenue of $3,995 and $3,633, respectively and represented a combined 27.4% of total revenues, all of which related to the B2B segment. During the three months ended March 31, 2020, the Company had revenue from one customer of $4,348, or 56.7% of total revenue, all of which related to the B2B segment.

Costs to Obtain a Contract

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The Company defers contract costs that are recoverable and incremental to obtaining sales contracts with its customers. Contract costs, consisting primarily of sales commissions, are amortized on a systemic basis that is consistent with the transfer to the customer of the services to which the asset relates. Contract costs are periodically reviewed for impairment. An impairment exists if the carrying amount of the asset exceeds the amount of the consideration the entity expects to receive in exchange for providing the services, less the remaining costs that relate directly to providing those services. Deferred contract costs are recorded in other current assets and other assets in the condensed consolidated balance sheets. The following table reflects the activity in deferred contract costs for the periods presented:

	Three Months Ended March 31,
	2021	2020
Balance at the beginning of the period	$353	$86
Capitalized expenditures for the period	52	0
Amortization	(22)	(2)
Effect of foreign currency translation	2	(6)
Balance at the end of the period	$385	$78

Contract and Contract-Related Liabilities
The Company has four types of liabilities related to contracts with customers: (i) cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed (ii) incentive program obligations, which represents the deferred allocation of revenue relating to incentives in the online gaming operations (iii) user balances, which are funds deposited by customers before gaming play occurs and (iv) unpaid winnings and wagers contributions to jackpot. These liabilities are expected to be recognized as revenue within one year of being purchased, earned or deposited. Such liabilities are recorded in Liabilities to Users and Other Current Liabilities on the condensed consolidated balance sheets.

The contract and contract-related liabilities for the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
Contract and contract-related liabilities, beginning of the period	$1,083	$3,023
Contract and contract-related liabilities, end of the period	7,807	2,095
Revenue recognized from amounts included in contract and contract-related liabilities at the beginning of the period	227	777

NOTE 12 — SEGMENT REPORTING
Prior to January 1, 2021, the Company operated its business and reported its results through two segments - RMiG and SIM. With the acquisition of Coolbet on January 1, 2021, the Company changed the way it operates its business and now reports its results through two segments: B2C and B2B. The financial information for the three months ended March 31, 2020 has been recast to conform to the new segment presentation.

Information reported to the Company’s chief executive officer, the chief operating decision maker ("CODM"), for the purpose of resource allocation and assessment of the Company’s segmental performance is primarily focused on the origination of the revenue streams. The CODM evaluates performance and allocates resources based on the segment's revenue and gross profit. Segment gross profit represents the gross profit earned by each segment without allocation of each segment’s share of depreciation and amortization expense, sales and marketing expense, product and technology expense, general and administrative expense, interest costs and income taxes. A description of each reportable segment is as follows:
B2B Segment – This segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
permitted online real money gambling. Where certain jurisdictions have not yet permitted any form of online real money gambling, these B2B technologies provide simulated gambling solutions for the Company's casino operator customers as a way to bring their retail brand online and create a new Internet gaming experience to their players while leveraging their on-property rewards program.
B2C Segment – This segment develops and operates a B2C online sports betting and casino platform accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada).
Summarized financial information by reportable segments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	B2B	B2C	Total	B2B	B2C	Total
Revenues	$13,530	$14,312	$27,842	$7,670	$—	$7,670
Cost of revenues (1)	2,742	5,977	8,719	1,692	—	1,692
Segment gross profit (1)	$10,788	$8,335	$19,123	$5,978	$—	$5,978
(1) Excludes depreciation and amortization

The following table presents a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Segment gross profit (1)	$19,123	$5,978
Sales and marketing	4,101	863
Product and technology	4,850	1,024
General and administrative (1)	10,011	2,391
Depreciation and amortization	3,963	853
Interest expense, net	1	8
Income (loss) before income taxes	$(3,803)	$839
(1) Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
B2B:
Platform and content fees	$9,184	$5,933
Development services and other	4,346	1,737
Total B2B	$13,530	$7,670

B2C:
Sportsbook	$7,151	$—
Casino	6,471	—
Poker	690	—
Total B2C	$14,312	$—

Total revenues	$27,842	$7,670

Revenue by location of the customer for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
United States	$11,473	$6,251
Europe	11,064	1,410
Latin America	3,603	—
Rest of the world	1,702	9
Total	$27,842	$7,670

NOTE 13 — INCOME TAXES
The provision for income taxes for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Domestic (Bermuda)	$—	$—
Foreign (Non-Bermuda)	661	145
Total	$661	$145

The Company’s effective income tax rate was (17.4)% and 17.3% for the three months ended March 31, 2021 and 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

The difference between the statutory tax rate of 0% in Bermuda, the Company's country of domicile, and the effective income tax rate for the three months ended March 31, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.
The acquisition of Coolbet (Note 4) did not cause a material change in the effective tax rate for the three months ended March 31, 2021 from the Company's annual effective tax rate for the year ended December 31, 2020 because the majority of

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Coolbet's earnings were generated in lower rate jurisdictions at an effective tax rate ranging from 0% to 5%. The Company recorded a net deferred tax liability of $2,265 associated with Malta intangibles recorded in purchase accounting.

NOTE 14 — CONTINGENCIES

The Company may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation, which are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 31, 2021.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations and views of future events. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to” or other similar expressions. These forward-looking statements include, among other things, statements relating to our goals and strategies, our competitive strengths, our expectations and targets for our results of operations, our business prospects and our expansion strategy. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity or performance expressed or implied by these forward-looking statements, to differ.
The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the results expressed or implied by the forward-looking statements. The forward looking statements in this report should be read in conjunction with other cautionary statements that rare included in the items set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including, among other things:
•our ability to successfully meet anticipated revenue levels from sales of our software licenses;
•our ability to successfully develop, market or sell new products or adopt new technology platforms;
•our ability to continue to grow through acquisitions or investments in other companies or technologies;
•our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, including our acquisition of Coolbet in January 2021;
•risks related to Coolbet's business;
•risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions, including as a result of the global outbreak of the novel coronavirus (“COVID-19”) pandemic;
•our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services;
•our ability to attract and retain qualified personnel;
•our ability to adequately manage our growth;
•risks related to competition;
•our ability to maintain good relations with our channel partners;
•risks associated with our international operations and fluctuations in currency values;
•risks related to unanticipated performance problems or bugs in our software product offerings; and
•our ability to protect our intellectual property and proprietary rights.
The foregoing factors should not be construed as an exhaustive list and should be read in conjunction with other cautionary statements that are included in the Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Moreover, we operate in an evolving environment and new risk factors emerge from time to time. It is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statement.
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

With an emphasis on supporting land-based commercial and tribal casinos in the United States with their online sports betting and real money gambling operations, in January 2021 we simultaneously launched three operator customers live in the state of Michigan. We anticipate that additional states such as Louisiana, Maryland, North Carolina, South Dakota, and Washington will allow for the operation of real money iGaming during 2021, which will further increase our total addressable market in the United States, along with other states that may regulate real money iGaming in the future.

On January 1, 2021, we completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet is a developer and operator of a legal online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). We acquired Coolbet primarily to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to our land-based casino operators in the United States.

We believe that our current technology is highly scalable with relatively minimal capital investment required to launch our product offerings in new jurisdictions. We expect to improve our profitability through increased profits from organic growth of our casino operator customers in both existing and new jurisdictions, coupled with new margin expansion opportunities driven by the integration with Coolbet's sports betting technology and our Super RGS content offering which is open to B2C operators who are not already clients of ours.

We hold a strategic U.S. patent, which governs the linkage of on-property reward cards to their counterpart Internet gambling accounts together with bilateral transmission of reward points between the Internet gambling technology system and the land-based casino management system present in all U.S. casino properties. In February 2021, we reached an agreement to license our U.S. patent to a second major U.S. casino operator group and we may license our patent to other major U.S. Internet gambling operators in the future.

We operate in two operating segments: B2B and B2C.

Our B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. Where certain jurisdictions have not yet permitted any form of online real money gambling, these B2B technologies provide simulated gambling solutions for our casino operator customers as a way to bring their retail brand online and create a new Internet gaming experience to their players while leveraging their on-property rewards program.

Our B2C operating segment includes the B2C operations of Coolbet, which we acquired on January 1, 2021.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

During the three months ended March 31, 2021, there were no material changes to our accounting policies that we believe are critical to an understanding of financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than those critical accounting policies and estimates described below.

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.

Determining the fair value of assets acquired and liabilities assumed requires management judgment and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. These estimates are based on information obtained from management of the acquired company and historical experience and are generally made with the assistance of an independent valuation firm. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, and the cost savings expected to be derived from acquiring an asset. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. These estimates are inherently uncertain and unpredictable, and, if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which affect the accuracy or validity of such estimates, and, if such events occur, we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we may have to record impairment charges in the future. In addition, we have estimated the useful lives of certain acquired assets, and these lives are used to compute depreciation and amortization expense. If our estimates of the useful lives change, depreciation and amortization expense may be required to be accelerated or decelerated.

Goodwill

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our stock may trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our condensed consolidated financial statements.

Goodwill impairment testing involves a comparison of the estimated fair value of a reporting unit to its respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more likely than not less than the carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is necessary.

In a quantitative assessment, the fair value of a reporting unit is determined and then compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

The income approach used to test our reporting units includes the projection of estimated operating results and cash flows, discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions appropriate to each reporting unit. Such projections contain management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs and best estimates of future expected changes in operating margins and cash expenditures. Other significant assumptions and estimates used in the income approach include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In addition, the WACC utilized to discount estimated future cash flows is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value of reporting units and result in a goodwill impairment charge that could be material to our condensed consolidated financial statements.

Long-Lived Assets

Long-lived assets, such as capitalized software for internal use, property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists.

Comparability of Financial Results

On January 1, 2021, we completed our acquisition of Coolbet which was accounted for as a business combination under ASC 805, Business Combination. The acquisition resulted in, among other things, goodwill and a considerable increase in amortizable intangible assets. The amortization of acquired intangibles has materially increased our total operating costs and expenses (and adversely affected our consolidated net income (loss) for periods after the acquisition and is expected to continue to do so for the foreseeable future.

The following discussion of our results of operations for the three months ended March 31, 2021 includes the financial results of Coolbet for the entire period. Accordingly, our consolidated results of operations for the three months ended March 31, 2021 are not comparable to our consolidated results of operations for the three months ended March 31, 2020 and may not be comparable with our consolidated results for future periods. Our B2B segment results, presented and discussed below, are GAN’s legacy operations and our reported consolidated results for the three months ended March 31, 2020.

Consolidated Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth our results of operations as reported for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change 2020 to 2021
	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$27,842	$7,670	$20,172	263.0%
Operating costs and expenses
Cost of revenues (1)	8,719	1,692	7,027	415.3%
Sales and marketing	4,101	863	3,238	375.2%
Product and technology	4,850	1,024	3,826	373.6%
General and administrative (1)	10,011	2,391	7,620	318.7%
Depreciation and amortization	3,963	853	3,110	364.6%
Total operating costs and expenses	31,644	6,823	24,821	363.8%
Operating income (loss)	(3,802)	847	(4,649)	(548.9)%
Interest expense, net	1	8	(7)	(87.5)%
Income (loss) before income taxes	(3,803)	839	(4,642)	(553.3)%
Income tax provision	661	145	516	355.9%
Net income (loss)	$(4,464)	$694	$(5,158)	(743.2)%

(1) Excludes depreciation and amortization
n.m. = not meaningful
Geographic Information

	Three Months Ended March 31,		As a percentage of revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
United States	$11,473	$6,251	41.2%	81.5%	$5,222	83.5%
Europe	11,064	1,410	39.7%	18.4%	9,654	684.7%
Latin America	3,603	—	12.9%	—%	3,603	n.m.
Rest of the world	1,702	9	6.2%	0.1%	1,693	n.m.
Total revenues	$27,842	$7,670	100.0%	100.0%	$20,172	263.0%

n.m. = not meaningful
Revenues during the three months ended March 31, 2021 were $27.8 million, an increase of $20.2 million from $7.7 million for the three months ended March 31, 2020. This significant growth was achieved through organic growth and patent licensing in our B2B segment, with revenues increasing $5.9 million, coupled with the addition of Coolbet's gaming revenues of $14.3 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021. During the three months ended March 31, 2021, revenues increased across each of our geographies when compared to the three months ended March 31, 2020, with increased revenues from the United States driven by strong growth in our B2B segment, combined with increases in our markets in Europe, Latin America, and the rest of the world due to the inclusion of Coolbet's revenues within our reported results for the three months ended March 31, 2021.
Revenues during the three months ended March 31, 2021 derived from customers in the United States increased $5.2 million, or 83.5%, compared to the three months ended March 31, 2020 driven primarily by patent licensing revenue and the legalization of RMiG and sports betting in additional U.S. states and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most recent of which was Michigan in January 2021.
Revenues from customers in Europe increased $9.7 million compared to the prior year period, due primarily to the inclusion of B2C revenues in Northern Europe, coupled with slight increases in our B2B revenues from Italy.
Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).
Cost of Revenues
During the three months ended March 31, 2021, cost of revenue increased $7.0 million compared to the prior period, of which the B2B and B2C segments contributed $1.0 million and $6.0 million, respectively. Increases to cost of B2B revenues were due to increased content license fees driven by the increase in related revenues while our B2C segment's costs were included in our results for the first time following the acquisition of Coolbet.
Operating Expenses
During the three months ended March 31, 2021, sales and marketing expenses increased by $3.2 million, or 375.2% compared to the three months ended March 31, 2020, of which the B2B and B2C segments contributed $0.6 million and $2.6 million, respectively. Increases to the sales and marketing expenses within the B2B segment were driven by increases in personnel expenses due to increased headcount within our sales and marketing functions following planned investments using the proceeds from our initial public offering for customer acquisitions and new jurisdictions served. Our B2C segment's sales and marketing expenses were included in our results for the first time following the acquisition of Coolbet.
During the three months ended March 31, 2021, product and technology expenses increased by $3.8 million, or 373.6% compared to the prior year period. The increased costs were a result of the developers hired in order to meet increased demand for our technology by new and existing customers in new jurisdictions.
During the three months ended March 31, 2021, general and administrative expenses increased by $7.6 million, or 318.7% compared to the prior year period, of which the B2B and B2C segments contributed $5.0 million and $2.6 million, respectively. The increased cost within the B2B segment primarily attributable to (i) personnel and related costs increasing to meet customer demand, (ii) share-based compensation for directors and key personnel, and (iii) increased professional services related to corporate infrastructure and Coolbet integration projects, and (iv) additional compliance requirements as a result of becoming a public company in the United States in May 2020. During the three months ended March 31, 2020, we incurred $0.6 million in expenses related to our initial public offering and did not have any related expenses during the three months ended March 31, 2021. Our B2C segment's general and administrative expenses were included in our results for the first time following the acquisition of Coolbet.

During the three months ended March 31, 2021, depreciation and amortization expenses increased by $3.1 million, or 364.6% compared to the three months ended March 31, 2020, including $2.9 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $0.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of (17.4)%, compared to $0.1 million for the three months ended March 31, 2020, reflecting an effective tax rate of 17.3%.
Segment Operating Results
We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following tables set forth our segment results as reported for the three months ended March 31, 2021 and 2020.

Revenue by Segment

	Three Months Ended March 31,		As a percentage of revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
B2B	$13,530	$7,670	48.6%	100.0%	$5,860	76.4%
B2C	14,312	—	51.4%	N/A	14,312	N/A
Total Revenues	$27,842	$7,670	100.0%	100.0%	$20,172	263.0%

B2B Segment

	Three Months Ended March 31,		As a percentage of segment revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$13,530	$7,670	100.0%	100.0%	$5,860	76.4%
Cost of revenue (1)	2,742	1,692	20.3%	22.1%	1,050	62.1%
Segment gross profit (1)	$10,788	$5,978	79.7%	77.9%	$4,810	80.5%

(1) Excludes depreciation and amortization
Our B2B revenues increased $5.9 million, or 76.4% compared to the prior year period. B2B platform and content fee revenues contributed $3.3 million towards this increase, increasing 54.8% from $5.9 million during the three months ended March 31, 2020 to $9.2 million for the three months ended March 31, 2021. The increase in platform and content fees revenues was due to increases of $1.8 million in real money iGaming as we doubled the size of our U.S. real money casino operator customer base in operation from three customers as of March 31, 2020 to six customers as of March 31, 2021. Similarly, simulated gaming revenues within the B2B segment increased $1.5 million compared to the prior year period due to our expansion of our customer base from 12 customers in operation as of March 31, 2020 to 16 customers in operation as of March 31, 2021. In January 2021 we simultaneously launched FanDuel, Churchill Downs and Wynn Resorts online in Michigan which contributed towards the growth of our B2B platform and content fee revenues period over period.

B2B development services and other revenues additionally increased $2.6 million compared to the prior comparable 2020 period, due to $3.0 million patent licensing fee revenue recognized during the three months ended March 31, 2021, offset by a decrease of $0.4 in development service revenues.

Our B2B segment cost of revenues increased $1.1 million, or 62.1% compared to the three months ended March 31, 2020 as a result of our content licensing and processing fees increasing in in line with related revenues.

Segment gross profit margin for B2B, which excludes depreciation and amortization and is a measure of gross profit, was $10.8 million for the three months ended March 31, 2021 (79.7% as a percentage of segment revenue), as compared to $6.0 million for the three months ended March 31, 2020 (77.9% as a percentage of segment revenue).

B2C Segment

	Three Months Ended March 31,		As a percentage of segment revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$14,312	$—	100.0%	n/a	$14,312	n/a
Cost of revenue (1)	5,977	—	41.8%	n/a	5,977	n/a
Segment gross profit (1)	$8,335	$—	58.2%	n/a	8,335	n/a

(1) Excludes depreciation and amortization

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet's operations and is a measure of gross profit, was $8.3 million, or 58.2% as a percentage of segment revenue, for the three months ended March 31, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.

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
Management uses Adjusted EBITDA to measure its financial performance. Specifically, it uses Adjusted EBITDA (1) as a measure to compare its operating performance from period to period, as it removes the effect of items not directly resulting from core operations, and (2) as a means of assessing its core business performance against others in the industry, because it eliminates some of the effects that are generated by differences in capital structure, depreciation, tax effects and unusual and infrequent events. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP. Adjusted EBITDA, as defined, may not be comparable to similarly titled measures used by other companies in the industry, and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance.
Below is a reconciliation to Adjusted EBITDA from net income (loss) as presented in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net income (loss)	$(4,464)	$694
Income tax provision	661	145
Interest expense, net	1	8
Depreciation and amortization	3,963	853
Share-based compensation and related expense	1,539	295
Initial public offering transaction related	—	554
Adjusted EBITDA	$1,700	$2,549

Adjusted EBITDA decreased by $0.8 million, or 33%, to $1.7 million from $2.5 million in the prior period. The decrease was attributable to (i) personnel and related costs increasing to meet customer demand, (ii) increased professional services related to corporate infrastructure and Coolbet integration projects, and (iii) additional compliance requirements as a result of becoming a public company in the United States in May 2020, partly offset by an increase in revenues through organic growth in our B2B segment, coupled with the addition of Coolbet's gaming revenues in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021.

Depreciation and amortization expense increased by $3.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, mainly due to amortization of intangible assets ($2.9 million) recognized in the acquisition of Coolbet.

Share-based compensation and related expense increased $1.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by additional grants made after our initial public offering in May 2020, plus the use of different grant date fair value inputs such as peer group expected volatility and risk-free interest rate, among others.

Key Performance Indicators
Our management uses the following key performance indicators (“KPIs”) as indicators of trends and results of the business. These KPIs give our management an indication of the level of engagement between the player and our platforms. No estimation is necessary in quantifying these KPIs, nor do they represent U.S. GAAP based measurements. These KPIs are subject to various risks such as customer concentration, competition, licensing and regulation, and macroeconomic conditions. Refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for further risks associated with our business which would affect these KPIs.

	Three Months Ended March 31,		Change 2020 to 2021
	2021	2020	Amount	%
B2B Gross Operator Revenue (in millions)	$214.2	$141.9	$72.3	51.0%
B2B Active Player-Days (days, in millions)	9.5	9.0	0.5	5.6%
B2B ARPDAU	$22.48	$15.72	$6.76	43.0%
B2C Active Customers	111,566	N/A	N/A	N/A
B2C Marketing Spend Ratio	14%	N/A	N/A	N/A

B2B Gross Operator Revenue

We define B2B Gross Operator Revenue as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports win from real money regulated sports betting. B2B Gross Operator Revenue, which is not comparable to financial information presented in conformity with U.S. GAAP, gives management and users an indication of the extent of transactions processed through our B2B corporate customers’ platforms and allows management to understand the extent of activity that it is processing.

The increase in gross operator revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily attributable to the acquisition of Coolbet in January 2021 and continued expansion of existing and new U.S. customers and business, coupled with a shift towards RMiG and SIM, which experienced substantial growth since the COVID-19 outbreak began disrupting retail casino operations and the sports betting calendar.

Expansion of existing and new customers in Pennsylvania combined with an annualized impact of our prior expansion into New Jersey contributed towards increases in RMiG gross operator revenues, while new customers and optimization of our platform since the COVID-19 outbreak drove growth in SIM gross operator revenues.

B2B Active Player-Days

We define B2B Active Player-Days as unique individuals who log on and wager each day (either wagering with real money or playing with virtual credits used in SIM), aggregated during the respective period. By way of an illustrative example: one (1) unique individual logging in and wagering each day in a single calendar year would, in aggregate, represent 365 B2B Active Player-Days. B2B Active Player-Days provides an indicator of consistent and daily interaction that individuals have with our platforms. B2B Active Player-Days allows management and users to understand not only total users who interact with the platform but gives an idea of the frequency to which users are interacting with the platform, as someone who logs on and wagers multiple days are weighted heavier during the period than the user who only logs on and wagers one day.

The increase in B2B Active Player-Days for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily attributable to the continued expansion of existing and new U.S. customers and business, coupled with a shift towards RMiG and SIM, which experienced substantial growth since the COVID-19 outbreak began disrupting retail casino operations and the sports betting calendar. As those markets further recover from their COVID-induced interruptions, the major boosts seen in RMiG and SIM has started to subside, though we are still achieving strong levels of revenue from these markets.

B2B Average Revenue per Daily Active User

We define B2B Average Revenue per Daily Active User (“ARPDAU”) as B2B Gross Operator Revenue divided by the identified number of B2B Active Player-Days. This metric allows management to measure the value per daily user and track user interaction with the platforms, which helps both management and users of financial statements understand the value per user that is driven by marketing efforts and data analysis obtained from our platforms.

The increase in B2B ARPDAU in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the result of higher growth in revenue in our highest-yield segment, which is U.S. RMiG platform, compared to growth in our SIM platform revenues. Additionally, the increase in B2B ARPDAU was the result of improved marketing efforts, which increased the amount of money paid by players. Both B2B Active Player-Days and Gross Operator Revenue expanded during the period, but Gross Operator Revenue expanded quicker than Active Player-Days. Based on expanded data obtained from the platform, we were able to adjust our product offerings to provide more popular and in-demand gaming content driving up the average value per player as the players were more satisfied with the product provided.

B2C Active Customers

We define B2C Active Customers as a user that places a wager during the period. This metric allows management to monitor the customer segmentation, growth drivers, and ultimately creates opportunities to identify and add value to the user experience. This metric allows management and users of the financial statements to measure the platform traffic and track related trends.

B2C Marketing Spend Ratio

We define B2C Marketing Spend Ratio as the total B2C direct marketing expense for the period divided by the total B2C revenues. This metric allows management to measure the success of marketing costs during a given period and compare across jurisdictions. Management and the users of the financial statements can use this metric as a comparison to peers and track the success of marketing costs over time versus revenue level, plus use as an indication of return on marketing investment.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to the expansion of our operations and the normal operation of our business. Our ability to meet these working capital needs and grow our business will depend on many factors, including our future working capital needs, the evolution of our operating cash flows and our ability to secure additional sources of financing. We have primarily funded our operations through cash on hand, cash generated from operations and through the sale of our ordinary shares in our initial public offering and follow-on offering.

As of March 31, 2021, we had an accumulated deficit of $50.2 million, as a result of incurred losses from operations and net operating cash outflows in prior years. We believe cash on hand and cash generated from operations will be sufficient to meet our liquidity needs for the next 12 months. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our capital expenditure consists primarily of technology development costs, computer equipment, and costs to enter contracts. In the event that we are unable to sustain positive cash flow from operations and/or raise adequate financing, future operations may need to be scaled back by delaying hiring or reducing headcount. Our success will depend in part on our ability to continue to attract new customers, retain existing customers, and market our products and services. There can be no assurance that we will be able to achieve any or all of these success factors.

We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, which could have an adverse impact on our business and financial prospects.

As of March 31, 2021, we had cash of $52.2 million compared to $152.7 million as of December 31, 2020. On January 1, 2021, we acquired Coolbet for a purchase price of $218.1 million, which included cash consideration, net of cash acquired of $92.4 million.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,		Change 2020 to 2021
(in thousands, except percentages)	2021	2020	Amount	%
Net cash used in operating activities	$(4,145)	$(1,439)	$(2,706)	(188.0)%
Net cash used in investing activities	(95,017)	(971)	(94,046)	n.m.
Net cash used in financing activities	(289)	(866)	577	66.6%
Effect of foreign exchange rates on cash	(1,018)	(850)	(168)	(19.8)%
Net decrease in cash	$(100,469)	$(4,126)	$(96,343)	n.m.

n.m. = not meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities increased $2.7 million, or (188.0)%, from $1.4 million net outflow during the three months ended March 31, 2020 to $4.1 million net outflow for the three months ended March 31, 2021. The increase in net cash used in operating activities is primarily the result of the net loss for the current period and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $94.0 million, from $1.0 million net outflow during the three months ended March 31, 2020 to $95.0 million net outflow for the three months ended March 31, 2021. The increase is the result of $92.4 million cash paid for the acquisition of Coolbet, net of cash acquired and a $1.6 million increase in capitalized software development costs associated with new customer launches and future launches.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased $0.6 million from a $0.9 million net outflow during the three months ended March 31, 2020 to a $0.3 million net outflow for the three months ended March 31, 2021. The decrease is mainly the result of lower payments of offering costs and higher proceeds from exercise of stock options during the current period.

Capital Resources

We do not currently have any credit facilities or similar debt arrangements in place. We believe cash on hand and cash generated from operations will be sufficient to meet our liquidity needs for the next 12 months. To the extent that we are unable to sustain positive cash flow from operations, we expect to raise additional capital through the sale of debt or equity securities.

There are no arrangements in place for any such financing at this time. We cannot provide any assurance as to the availability or terms of any future financing that we may require to support our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There are no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-237372) for the initial public offering of our ordinary shares was declared effective by the Securities and Exchange Commission on May 4, 2020. The net proceeds from our initial public offering have been used for working capital purposes since the date of our initial public offering, in accordance with the planned use of proceeds set forth in our final prospectus filed with the Securities and Exchange Commission on May 4, 2020 pursuant to Rule 424(b)(4).

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith +	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	Bye-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.3	Description of Securities		10-K	4.3	March 31, 2021
10.1	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.2	Employment Agreement with Karen Flores		10-K	10.7	March 31, 2021
10.3	Employment Agreement with Todd McTavish		10-K	10.8	March 31, 2021
10.4	Employment Agreement with Simon Knock		10-K	10.9	March 31, 2021
10.5	Employment Agreement with Jeffrey Berman		10-K	10.10	March 31, 2021
10.6	Employment Agreement with Donald Ryan		10-K	10.11	March 31, 2021
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).	X
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. *	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *	X
101.INS**	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104***	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.	X
*	Furnished herewith.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
+	Filed herewith unless otherwise indicated as furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: May 17, 2021	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021		/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)