Form 10-Q
period 2021-06-30
GAN Ltd
filed 2021-08-16
CIK 1799332

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.01	GAN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
At August 3, 2021, there were 42,017,684 ordinary shares outstanding.

GAN LIMITED
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GAN LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$52,086	$152,654
Accounts receivable, net of allowance for doubtful accounts of $197 and $100 at June 30, 2021 and December 31, 2020, respectively	11,976	6,818
Prepaid expenses	2,384	1,912
Other current assets	2,099	2,112
Total current assets	68,545	163,496

Capitalized software development costs, net	11,555	6,648
Goodwill	154,534	—
Intangible assets, net	41,611	468
Other assets	7,647	2,634
Total assets	$283,892	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,146	$4,926
Accrued compensation and benefits	7,987	4,956
Accrued expenses	5,405	3,363
Liabilities to users	7,389	—
Other current liabilities	3,716	4,067
Total current liabilities	28,643	17,312

Deferred income taxes	2,192	—
Other noncurrent liabilities	463	370
Total liabilities	31,298	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,015,674 and 36,635,362 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	420	365
Additional paid-in capital	315,055	203,842
Accumulated deficit	(52,960)	(45,766)
Accumulated other comprehensive loss	(9,921)	(2,877)
Total stockholders’ equity	252,594	155,564
Total liabilities and stockholders’ equity	$283,892	$173,246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$34,628	$8,323	$62,470	$15,993

Operating costs and expenses
Cost of revenues (1)	10,356	2,123	19,075	3,815
Sales and marketing	5,480	1,642	9,581	2,505
Product and technology	4,055	5,173	8,905	6,197
General and administrative (1)	12,326	7,786	22,337	10,177
Depreciation and amortization	4,149	716	8,112	1,569
Total operating costs and expenses	36,366	17,440	68,010	24,263
Operating loss	(1,738)	(9,117)	(5,540)	(8,270)
Interest expense, net	—	382	1	390
Loss before income taxes	(1,738)	(9,499)	(5,541)	(8,660)
Income tax provision	992	170	1,653	315
Net loss	$(2,730)	$(9,669)	$(7,194)	$(8,975)

Loss per share, basic and diluted	$(0.07)	$(0.37)	$(0.17)	$(0.38)

Weighted average ordinary shares outstanding, basic and diluted	41,931,948	26,227,944	41,912,285	23,870,084
(1) Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,730)	$(9,669)	$(7,194)	$(8,975)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,437	41	(7,044)	(1,279)
Comprehensive loss	$(293)	$(9,628)	$(14,238)	$(10,254)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	(4,464)	—	(4,464)
Foreign currency translation adjustments	—	—	—	—	(9,481)	(9,481)
Share-based compensation expense	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 4)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 4)	—	—	297	—	—	297
Balance at March 31, 2021	42,004,100	$419	$312,715	$(50,230)	$(12,358)	$250,546
Net loss	—	—	—	(2,730)	—	(2,730)
Foreign currency translation adjustments	—	—	—	—	2,437	2,437
Share-based compensation expense	—	—	2,319	—	—	2,319
Restricted stock activity	5,178	1	(1)	—	—	—
Issuance of ordinary shares upon exercise of stock options	6,396	—	22	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$(52,960)	$(9,921)	$252,594

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Share-based compensation expense	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901
Net loss	—	—	—	(9,669)	—	(9,669)
Foreign currency translation adjustments	—	—	—	—	41	41
Share-based compensation expense	—	—	4,225	—	—	4,225
Issuance of restricted stock awards	93,680	—	—	—	—	—
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075	7,337,000	73	55,216	—	—	55,289
Cash consideration paid to GAN plc shareholders	—	—	—	(2,525)	—	(2,525)
Issuance of ordinary shares upon exercise of stock options	678,613	6	2,104	—	—	2,110
Balance at June 30, 2020	29,660,260	$295	$102,788	$(34,524)	$(4,187)	$64,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(7,194)	$(8,975)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of software and intangible assets	7,610	1,439
Depreciation on property and equipment and finance lease right-of-use assets	502	122
Share-based compensation expense	3,951	4,520
Other	139	(19)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,129)	(1,239)
Prepaid expenses	342	118
Other current assets	573	(634)
Other assets	97	1,163
Accounts payable	(2,094)	434
Accrued compensation and benefits	1,804	4,740
Accrued expenses	2,500	307
Liabilities to users	2,204	—
Other current liabilities	(1,101)	(477)
Other liabilities	92	209
Net cash from operating activities	4,296	1,708

Investing Activities
Cash paid for acquisition, net of cash acquired	(92,404)	—
Expenditures for capitalized software development costs	(6,479)	(1,748)
Payment of content licensing fee	(3,500)	—
Purchases of gaming licenses	(207)	(12)
Purchases of property and equipment	(1,093)	(630)
Net cash used in investing activities	(103,683)	(2,390)

Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net	—	57,445
Payments of offering costs	(604)	(1,678)
Proceeds from exercise of stock options	337	2,197
Cash consideration paid to GAN plc shareholders	—	(2,525)
Principal payments on finance leases	(54)	(90)
Net cash from (used in) financing activities	(321)	55,349

Effect of foreign exchange rates on cash	(860)	(888)

Net increase (decrease) in cash	(100,568)	53,779
Cash, beginning of period	152,654	10,279
Cash, end of period	$52,086	$64,058

Supplemental Disclosure of Cash Flow Information:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 4)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 4)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	252	—
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

The Company is a business-to-business ("B2B") supplier of Internet gambling Software-as-a-Service ("SaaS") solutions predominately to the U.S. land-based casino industry and a business-to-consumer ("B2C") developer and operator of an online sports betting and casino platform. The Company has developed a proprietary Internet gambling enterprise software system, GameSTACK™ (“GameSTACK”), which it licenses to land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

The Company operates in two operating segments – B2B and B2C. The Company’s B2B segment is involved in the design, development and licensing of sports betting and casino gaming software to land-based casino operators. The Company’s B2C segment provides international users with access to its sportsbook, casino games and poker products.

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as Coolbet (Note 4). Coolbet is a developer and operator of an online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada).

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

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

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in “Note 3 – Summary of Significant Accounting Policies” of its 2020 Form 10-K. In addition to repeating some of these significant accounting policies, the Company has added significant accounting policies during the six months ended June 30, 2021 below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, and may require significant adjustments to these reported balances in the future periods.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $2,437 and $(7,044) for the three and six months ended June 30, 2021, respectively. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $41 and $(1,279) for the three and six months ended June 30, 2020, respectively.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, has significantly impacted the economic conditions and financial markets around the world. The closure of land-based casinos, social distancing, shelter-in-place, and similar restrictions implemented in response to the COVID-19 pandemic led to increases in the Company’s existing and new player activity in its online iGaming offerings as compared to historic trends, primarily at the start of the second quarter of 2020. Player activity in connection with the iGaming business has generally returned to pre-pandemic levels, or in certain cases, has increased, following the re-opening of land-based casinos and easing of local restrictions.

In certain of its international markets in which the Company’s B2C business has entered into recently (and has experienced significant growth during the first two quarters of 2021), it is not possible for the Company to estimate the impact, if any, the closure and re-opening of land-based casinos may have had, or may have, on its past or future operating results as the Company does not have any pre-COVID-19 comparative information for these markets.

Operating results in connection with the Company’s sports betting offerings, which initially declined due to the postponement and cancellation of major sporting events, are trending positively as compared to pre-pandemic levels following the return of sporting events (albeit at limited capacities for certain events). Primarily during the first three quarters of 2020, the cancellation of certain sporting events reduced related sports betting transactions, although the Company did experience slight increases in casino revenues as a result. While most sporting events have now resumed (some of which are held behind closed-doors or at limited capacities in stadiums), uncertainties still remain around these and other upcoming large-scale sporting

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
events which can create higher volatility in the sports betting markets and may adversely impact the Company’s future financial results.

While the Company’s iGaming business has proven resilient during the pandemic, the ultimate impact of the pandemic on our operating results is unknown and will depend, in part, on the length of time COVID-19 disruptions exist and the subsequent behavior of players after restrictions are fully lifted. A recurrence of COVID-19 cases or an emergence of additional variants could adversely impact the Company’s future financial results, though results from the Company’s iGaming business may partially offset any reduction to the Company’s sports betting transactions. Significant uncertainties continue to exist as it relates to the magnitude of impact and duration of the COVID-19 pandemic. The Company has considered the impact of COVID-19 on its accounting policies, judgments and estimates as part of the preparation of these condensed consolidated financial statements.

Management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these condensed consolidated financial statements. The Company has not experienced significant impacts to its liquidity to date. COVID-19 may impact the Company’s ability to access capital to the extent it affects the U.S capital markets. The Company has assessed the extent to which COVID-19 has impacted events after the reporting date and has not identified additional items to disclose as a result.

Revenue Recognition

Platform and Content Fees

The Company’s platform and content revenues are generated primarily from its Internet gambling SaaS platform, GameSTACK, that its customers use to provide real money and simulated Internet gaming, and online sports betting. The Company enters into service agreements with its customers, that generally range from three to five years, and includes renewal provisions, under which it charges fees based on a percentage of the operator’s net gaming revenue or net sports win at the time of settlement of an event for real money gaming or at the time of purchase for in-game virtual credit for simulated gaming. The customers cannot take possession of the hosted software. Further, the Company generates revenues from the licensing of proprietary and third-party branded games (collectively “content licensing services”) hosted on the platform.
In certain service agreements with SIM customers, the Company receives the fees for in-game virtual credit purchases made by end-user players and remits payment to the SIM casino operator (customer) for their share of the SIM revenues generated from the Company’s platform. At June 30, 2021 and December 31, 2020, the Company has recorded a liability of $1,957 and $2,520, respectively, for its customers’ share of the fees within other current liabilities in the condensed consolidated balance sheets.
The Company’s promise to provide the SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. The transaction price is considered variable consideration. Amounts due from the Company's casino operator customers are generally due thirty days from the date of invoice.
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

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Gaming

The Company operates the B2C gaming site www.Coolbet.com outside of the U.S., which is built on proprietary software and includes the following product offerings: sportsbook, poker, casino, live casino and virtual sports.

The Company manages an online sportsbook allowing users to place various types of wagers on the outcome of sporting events conducted around the world. The Company operates as the bookmaker and offers fixed odds wagering on events. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Revenue from sportsbook is reported net after deduction of player winnings and bonuses. Revenue from wagers is recognized when the outcome of the event is known.

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 2,000 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

Peer-to-peer poker offerings allow users to play poker against one another on the Company’s online poker platform for prize money. Revenue from poker is reported at rake, less tournament costs and customer bonuses.

In each of the online gaming products, a single performance obligation exists at the time a wager is made to operate the games and award prizes or payouts to users based on a particular outcome. Revenue is recognized at the conclusion of each contest, wager, or wagering game hand. Additionally, certain incentives given to users, for example, that allow the user to make an additional wager at a reduced price, may provide the user with a material right which gives rise to a separate performance obligation. Such user incentives are recognized as a reduction to revenue upon redemption or as revenue when the incentive expires.

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
Computer Hardware Sales
The Company resells third-party hardware, such as computing servers and other technical devices, upon which the GameSTACK software platform is installed for its customers, however the platform remains remotely controlled and maintained by the Company. Customers cannot take possession of the platform even when hosted on hardware that is owned by the customer or on third-party hardware. Neither the customer nor the Company retain substantially all of the economic benefits from their use of the hardware. These products are not required to be purchased in order to access the GameSTACK platform but are sold as a convenience to the customer. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the client’s premises and configured to allow for remote access.

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
Contracts with Multiple Performance Obligations
For customer contracts that have more than one performance obligation, the transaction price is allocated to the performance obligations in an amount that depicts the relative stand-alone selling prices of each performance obligation. Judgment is required in determining the stand-alone selling price for each performance obligation. In determining the allocation of the transaction price, an entity is required to maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, an entity is required to estimate the stand-alone selling price. When a customer contract includes platform and content services as well as development services, hardware sales or patent licenses, the variable consideration for platform and content services of the transaction price is allocated entirely to the performance obligation for platform and content services.

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

The Company will perform its annual impairment review of goodwill as of October 1st and when events or circumstances change between annual impairment tests that may indicate that it is more-likely-than-not the fair value of a reporting unit may be below its carrying amount.

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

The fair value of the acquired intangible assets is primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment required in these valuations.

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

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which is generally three years, and are included within depreciation and amortization in the condensed consolidated statements of operations.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, promotional awards and user winnings less user withdrawals and user losses.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Share-based Compensation

Share-based compensation expense is recognized for stock options and restricted stock issued to employees and non-employee members of the Company’s Board of Directors based on the fair value of these awards on the date of grant. The fair value of the stock options is estimated using a Black-Scholes option pricing model and the fair value of the restricted stock (restricted stock awards and restricted stock units) is based on the market price of the Company’s stock on the date of grant. The Company's stock options and restricted stock issued have service conditions and are considered equity awards.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Reclassifications of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, due to the Coolbet acquisition of Vincent Group p.l.c. in 2021, the Company has reclassified certain balances that were previously presented in separate balance sheet captions to other current and noncurrent assets, other accrued expenses, and other current and noncurrent liabilities in the condensed consolidated balance sheet as of December 31, 2020. These reclassifications had no impact on previously disclosed amounts for current assets, current liabilities, total assets and total liabilities.

NOTE 4 — ACQUISITION OF VINCENT GROUP P.L.C.

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. ("Coolbet"). The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to land-based casino operators in the U.S. The Company intends to continue to operate in the U.S. solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content should enable it to add additional casino gaming content and platform support for the Company’s B2C offering in Europe and Latin America. The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

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
Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:

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

The Company accounted for the acquisition of Coolbet using the acquisition method. The acquisition is treated as a stock purchase for accounting purposes. The goodwill is primarily attributable to the expected incremental revenue and profit to be derived from the Company’s introduction of Coolbet’s sports betting engine technology and intellectual technology to B2B customers in the U.S. and the assembled workforce of Coolbet. The Company intends to offer the Coolbet sports betting engine and associated capability to existing and new customers alongside its existing platform and Internet casino capability, as a complete turnkey solution or as an alternative sports betting engine to those currently relied upon by customers. Goodwill is not amortized, but is reviewed for impairment at least annually or if an event occurs or circumstances change that would more likely than not indicate the goodwill could be impaired. Goodwill recognized in the acquisition is not deductible for tax purposes. Goodwill arising from the acquisition has been preliminary assigned as of the acquisition date to the Company’s B2C and B2B segments in the amounts of $92,138 and $67,547, respectively, since they are expected to benefit from the synergies of the combination. The B2C and B2B segments are also the reporting units.

The Company incurred $1,309 of acquisition-related costs in total, of which $290 were recorded during the six months ended June 30, 2021. The remaining costs were incurred in 2020. Following the acquisition, Coolbet entirely comprises the Company's B2C segment. Refer to Note 13 for the revenue and segment results of Coolbet since the acquisition date.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenues	$13,929	$28,744
Net loss	(12,510)	(15,321)
Loss per share, basic and diluted	(0.40)	(0.53)

NOTE 5 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET
Capitalized software development costs, net at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Capitalized software development costs	$31,913	$26,507
Development in progress	4,183	2,641
Total capitalized software development costs	36,096	29,148
Less: accumulated amortization	(24,541)	(22,500)
Total	$11,555	$6,648
At June 30, 2021, development in progress primarily represented costs associated with new content and enhancements to the software platform, as well as integration of Coolbet's sportsbook into the B2B platform, which are expected to be fully placed in service by the end of 2021.

Amortization expense related to capitalized software development costs was $918 and $1,647 for the three and six months ended June 30, 2021, respectively, and $615 and $1,371 for the three and six months ended June 30, 2020, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2021 were as follows:

	B2B	B2C	Total
Balance at December 31, 2020	$—	$—	$—
Goodwill acquired in Coolbet acquisition	67,547	92,138	159,685
Effect of foreign currency translation	(2,179)	(2,972)	(5,151)
Balance at June 30, 2021	$65,368	$89,166	$154,534

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Intangible Assets

Definite-lived intangible assets, net consisted of the following:

		June 30, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$27,194	$(4,532)	$22,662
In-process technology	—	8,129	—	8,129
Customer relationships	3.0 years	5,419	(903)	4,516
Trade names and trademarks	10.0 years	5,966	(630)	5,336
Gaming licenses	6.5 years	2,044	(1,076)	968
		$48,752	$(7,141)	$41,611

		December 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	3.0 years	$343	$(343)	$—
Gaming licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468

In-process technology consists of a proprietary technical platform (Refer to Note 4 – Acquisition of Vincent Group p.l.c.). The technology is expected to be completed in the latter part of 2021 and, once completed and placed into service, will be amortized over its estimated useful life.

Amortization expense related to intangible assets was $2,968 and $5,963 and for the three and six months ended June 30, 2021, respectively, and $32 and $68 for the three and six months ended June 30, 2020, respectively. The estimated amortization expense for the next five years is as follows: $5,876 for 2021; $11,761 for 2022; $11,741 for 2023; $706 for 2024; $695 for 2025.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Content licensing fees	$2,732	$1,984
Sales taxes	1,111	756
Income taxes	1,075	17
Other	487	606
Total	$5,405	$3,363

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Revenue share due to SIM customers	$1,957	$2,520
Contract liabilities	581	1,083
Operating lease liabilities	508	262
Other	670	202
Total	$3,716	$4,067

Revenue share due to SIM customers represents the fees collected for in-game virtual credit purchases made by end-user players due to SIM casino operator customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 9 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the shareholders. The 2020 Plan provides for grants of up to 4,400,000 shares then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants, stock units, and other equity awards for issuance to employees, consultant or non-employee directors. The share-based awards are issued at no less than fair market value of an ordinary share on the date of grant. At June 30, 2021, there were 475,240 shares remaining available for future issuance under the 2020 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value, as determined under the 2020 Plan, of the Company's ordinary shares on the date of grant. Stock option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years.

During the six months ended June 30, 2021, the Board of Directors approved the issuance of options to purchase 1,462,310 ordinary shares to employees, including executives and certain long-standing employees under the 2020 Plan.

In addition, in accordance with the acquisition agreement, the Company issued 67,830 replacement stock option awards to continuing employees of Coolbet. The fair value of the replacement stock options will be recognized ratably over the remaining service period, ranging from one to three years.

A summary of the stock option activity as of and for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,061,859	$8.06	8.5	$37,410
Granted	1,530,140	23.01
Exercised	(114,618)	2.93
Forfeited/expired or cancelled	(61,890)	24.10
Outstanding at June 30, 2021	4,415,491	$13.15	8.4	$14,529
Options exercisable at June 30, 2021	2,031,250	$4.65	7.6	$23,950

The Company recorded equity-settled share-based compensation expense related to stock-options of $1,864 and $3,051 for the three and six months ended June 30, 2021, respectively, and $4,150 and $4,445 for the three and six months ended June 30, 2020, respectively. The share-based compensation expense for the three and six months ended June 30, 2020 includes $3,881

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
from acceleration of vesting of awards in connection with the Company's initial public offering. At June 30, 2021, there was $23,202 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

The grant date fair value of each stock option grant was determined using the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected stock price volatility	61.52%	73.52%
Expected term (in years)	4.94	5.00
Risk-free interest rate	0.74%	0.33%
Dividend yield	0%	0%

The weighted average grant date fair value of options granted was $9.17 and $12.10 for the three and six months ended June 30, 2021, respectively, and $10.44 and $9.36 for the three and six months ended June 30, 2020, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the stock options and the date on which share-based compensation will be settled.

Expected volatility is determined by reference to volatility of certain identified peer group share trading information and stock prices on the Nasdaq. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

For the period prior to the Company's initial public offering in May 2020, expected volatility was determined by reference to the historic volatility of GAN UK’s share price on the AIM, the London Stock Exchange. The risk-free interest rate for the expected term of the option was based on the U.K. Gilt yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.
In addition, in 2020, the Company recorded a liability for social taxes and income taxes related to certain unexercised legacy options at the time of Share Exchange. The Company is accounting for the required cash payment as a cash-settled share-based compensation transaction. The company recorded an expense of $(88) and $(181) related to these options during the three and six months ended June 30, 2021, respectively.

Restricted Stock Units

On March 9, 2021, the Board of Directors approved the issuance of 10,358 restricted stock units to non-employee directors. The restricted stock units vest over one year from the date of grant with 25% vesting per quarter. The value of restricted stock units is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock units were issued with a grant date fair value of $25.10 per share. During the six months ended June 30, 2021, 5,178 restricted stock units vested and as of June 30, 2021 5,180 restricted stock units remain outstanding. The Company recorded share-based compensation expense related to the restricted stock units of $105 and $130 for the three and six months ended June 30, 2021, respectively. At June 30, 2021, there was $130 of total unrecognized compensation cost related to nonvested restricted stock units. The remaining cost is expected to be recognized during the next six months. The total fair value of the restricted stock units that vested during the six months ended June 30, 2021 was $130.

Restricted Stock Awards
On June 15, 2020, the Board of Directors approved the issuance of 93,680 restricted stock awards to the chief executive officer and non-employee directors. The restricted stock awards vest one year from the date of grant. The value of restricted stock is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock awards were issued with a grant date fair value of $18.19 per share. The Company recorded share-based compensation expense related to the restricted stock awards of $350 and $770 for the three and six months ended June 30, 2021, respectively. The Company recorded share-based compensation expense related to the restricted stock awards of $75 during the three and six months ended

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
June 30, 2020. In June 2021 the restricted stock awards vested and the total fair value of the restricted stock awards that vested during the six months ended June 30, 2021 was $1,704.

NOTE 10 — INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense (1)	$—	$385	$1	$393
Interest income	—	(3)	—	(3)
Interest expense, net	$—	$382	$1	$390

(1) Interest expense includes interest on a related party loan during the three and six months ended June 30, 2020. Refer to Note 15 – Related Party Transactions.

NOTE 11 — LOSS PER SHARE
Loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, basic and diluted, during the period.

Potentially dilutive securities consisting of certain stock options, nonvested restricted stock awards and restricted stock units were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	4,415,491	3,044,306	4,415,491	3,044,306
Restricted stock awards	—	93,680	—	93,680
Restricted stock units	5,180	—	5,180	—
Total	4,420,671	3,137,986	4,420,671	3,137,986

NOTE 12 — REVENUES
The following table reflects revenues recognized for the three and six months ended June 30, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues recognized at a point in time	$24,432	$100	$42,169	$100
Revenues from services delivered over time	10,196	8,223	20,301	15,893
Total	$34,628	$8,323	$62,470	$15,993

During the three months ended June 30, 2021, revenues recognized at a point in time was $24,432, of which $23,982 related to gaming revenues and $450 related to development services and other revenues. During the six months ended June 30, 2021, revenues recognized at a point in time was $42,169, of which $38,294 related to gaming revenues and $3,875 related to development services and other revenues.

During the three and six months ended June 30, 2021, the Company had one customer which individually generated revenue greater than 10% of the Company's total revenue, all of which related to the B2B segment. During the three and six months ended June 30, 2021, the customer generated revenue of $3,919 and $7,914 and represented 11.3% and 12.7% of total

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
revenue, respectively. During the three and six months ended June 30, 2020, the customer generated revenue of $3,661 and $8,009, and represented 44.0% and 50.1% of total revenue, respectively.

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

	Six Months Ended June 30,
	2021	2020
Balance at the beginning of the period	$353	$86
Capitalized expenditures	82	35
Amortization	(44)	(8)
Effect of foreign currency translation	3	(5)
Balance at the end of the period	$394	$108

Contract and Contract-Related Liabilities
The Company has four types of liabilities related to contracts with customers: (i) cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed, (ii) incentive program obligations, which represents the deferred allocation of revenue relating to incentives in the online gaming operations, (iii) user balances, which are funds deposited by customers before gaming play occurs and (iv) unpaid winnings and wagers contributions to jackpot. These liabilities are expected to be recognized as revenue within one year of being purchased, earned or deposited. Such liabilities are recorded in Liabilities to users and Other current liabilities on the condensed consolidated balance sheets.

The contract and contract-related liabilities for the periods presented were as follows:

	Six Months Ended June 30,
	2021	2020
Contract and contract-related liabilities, beginning of the period	$1,083	$3,023
Contract and contract-related liabilities, end of the period	7,970	1,865
Revenue recognized from amounts included in contract and contract-related liabilities at the beginning of the period	403	1,014

NOTE 13 — SEGMENT REPORTING

Effective as of January 1, 2021, the Company changed the structure of its internal organization with the acquisition of the Vincent Group p.l.c. (Note 4), which caused the composition of its reportable segments to change. As such, the Company implemented a segment reorganization in order to more closely align its segment reporting with its current operating structure. The Company’s new reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. The B2C segment, which includes entirely the operations of the Vincent Group p.l.c., beginning on January 1, 2021, develops and operates a B2C online sports betting and casino platform accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador and Peru) and North America (Canada). In conjunction with the

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
new reporting structure, the Company recast the segment disclosures to combine its previous two reportable segments, RMiG and SIM, into one reportable segment, B2B, for the three and six months ended June 30, 2020.

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
Summarized financial information by reportable segments for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
Revenues	$10,646	$23,982	$34,628	$8,323	$—	$8,323
Cost of revenues (1)	2,307	8,049	10,356	2,123	—	2,123
Segment gross profit (1)	$8,339	$15,933	$24,272	$6,200	$—	$6,200
(1) Excludes depreciation and amortization

	Six Months Ended June 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
Revenues	$24,176	$38,294	$62,470	$15,993	$—	$15,993
Cost of revenues (1)	5,049	14,026	19,075	3,815	—	3,815
Segment gross profit (1)	$19,127	$24,268	$43,395	$12,178	$—	$12,178
(1) Excludes depreciation and amortization

The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment gross profit (1)	$24,272	$6,200	$43,395	$12,178
Sales and marketing	5,480	1,642	9,581	2,505
Product and technology	4,055	5,173	8,905	6,197
General and administrative (1)	12,326	7,786	22,337	10,177
Depreciation and amortization	4,149	716	8,112	1,569
Interest expense, net	—	382	1	390
Loss before income taxes	$(1,738)	$(9,499)	$(5,541)	$(8,660)
(1) Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
B2B:
Platform and content fees	$9,325	$6,422	$18,509	$12,355
Development services and other	1,321	1,901	5,667	3,638
Total B2B	$10,646	$8,323	$24,176	$15,993

B2C:
Sportsbook	$12,757	$—	$19,908	$—
Casino	10,512	—	16,983	—
Poker	713	—	1,403	—
Total B2C	$23,982	$—	$38,294	$—
Total revenues	$34,628	$8,323	$62,470	$15,993

Revenue by location of the customer for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$8,608	$7,044	$20,081	$13,295
Europe	14,193	1,268	25,257	2,678
Latin America	10,254	—	13,857	—
Rest of the world	1,573	11	3,275	20
Total	$34,628	$8,323	$62,470	$15,993

NOTE 14 — INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic (Bermuda)	$—	$—	$—	$—
Foreign (Non-Bermuda)	992	170	1,653	315
Total	$992	$170	$1,653	$315

The Company’s effective income tax rate was (57.1)% and (29.8)% for the three and six months ended June 30, 2021. The Company's effective income tax rate was (1.8)% and (3.6)% for the three and six months ended June 30, 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

The difference between the statutory tax rate of 0% in Bermuda, the Company's country of domicile, and the effective income tax rate for the three and six months ended June 30, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

GAN LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
NOTE 15 — RELATED PARTY TRANSACTIONS

In connection with the Share Exchange discussed in Note 2, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent's chief executive officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company's operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in interest expense, net, in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Licensing Agreements (the “Agreements”) with two third-party gambling content providers specializing in developing and licensing interactive games. The Agreements grant the Company exclusive rights to use and distribute online gaming content in North America. Each of the content providers is committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company is required to pay fixed fees, which are paid systematically over the initial five-year terms, as well as variable consideration in the form of royalties if total revenue generated by the Company related to the licensed content exceed certain stipulated thresholds.

The Company has acquired individual software licenses in addition to the service arrangement the content providers will provide over the terms of the Agreements. As each license is delivered, the Company will recognize the relative stand-alone value of the license and amortize the asset over the term and accrue service expenses or other costs as incurred.

Fixed fees under the Agreements total $48.5 million. The Company has paid an initial licensing fee of $3.5 million during the quarter which has been recorded in Other assets in the condensed consolidated balance sheet as of June 30, 2021. Subsequent to June 30, 2021, the Company paid an additional $5.0 million initial licensing fee to the other content provider. The Company expects to make fixed payments of $8.0 million in the fourth quarter of 2021 and $8.0 million in each of the years 2022 through 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "2020 Form 10-K"), which was filed with the Securities and Exchange Commission on March 31, 2021.
Cautionary Note Concerning Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect our current expectations and views of future events based on certain assumptions, and include any statement that does not directly relate to any historical fact. For example, statements in this Quarterly Report on Form 10-Q may include the potential impact of the COVID-19 pandemic on our business and operations, the expected timing of government approvals or opening of new regulated markets for online gaming, our financial guidance and expectations or targets for our operations, anticipated revenue growth or operating synergies related to our Coolbet acquisitions, and expectations about our ability to effectively execute our business strategy and expansion goals. Forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to” or other similar expressions.

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in the forward-looking statements. Factors that might cause such differences are described in "Item 1A. Risk Factors" in our 2020 Form 10-K.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. These forward-looking statements speak only as of the date on which they are made. We do not assume any obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are an award-winning business to business ("B2B") provider of enterprise software solutions designed to accelerate the casino industry’s digital transformation towards Internet casino gambling and online sports betting. In 2021, we won three prestigious industry awards from EGR North America – Best Freeplay Gaming Supplier, Best Full-Service Platform Provider and Best White Label Partner of the Year – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos.

With a strategic focus on supporting land-based commercial and tribal casinos in the United States with their online sports betting and real money gambling operations, in January 2021 we simultaneously launched three operator customers live in the state of Michigan as it opened its market to real money iGaming ("RMiG"). We anticipate that additional states such as Louisiana, Maryland, North Carolina, South Dakota, and Washington will allow for the operation of RMiG during 2021, which would further increase our total addressable market in the United States, along with other states that may regulate RMiG in the future.

On January 1, 2021, we completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet is a developer and operator of a legal online sports betting and casino platform. Coolbet operates a business to consumer ("B2C") casino and sports-betting platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada). We also intend to take advantage of Coolbet’s compelling user interface and proprietary technical platform, to offer a proprietary sportsbook offering to our land-based casino operators in the United States.

We believe that our current technology is highly scalable and can support the launch of our product offerings. We expect to improve our profitability through increased revenues from organic growth of our existing casino operators, expansion into newly regulated jurisdictions with existing and new customers, margin expansion driven by the integration of Coolbet's sports betting technology in our B2B product offerings, roll-out of Super RGS content offering to B2C operators who are not already clients, and organic growth of our B2C business in existing and new jurisdictions.

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

Our B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted RMiG. Where certain jurisdictions have not yet permitted any form of RMiG, these B2B technologies provide simulated gambling ("SIM") solutions for our casino operator customers as a way to bring their retail brand online and create a new Internet gaming experience to their players while leveraging their on-property rewards program.

Our B2C operating segment includes the B2C operations of Coolbet, which we acquired on January 1, 2021 and its direct to consumer sports betting and online casino platform.

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

During the six months ended June 30, 2021, there were no material changes to our accounting policies that we believe are critical to an understanding of financial condition and results of operations, which critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, other than those critical accounting policies and estimates described below.

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

Goodwill

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our shares may trade below our book value and a significant and sustained decline in our share price and market capitalization could result in goodwill impairment charges. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our condensed consolidated financial statements.

Goodwill impairment testing involves a comparison of the estimated fair value of a reporting unit to its respective carrying amount, which may be performed utilizing either a qualitative or quantitative assessment. A reporting unit is defined as an operating segment or one level below an operating segment. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than the carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is necessary.

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

The income approach used to test our reporting units includes the projection of estimated operating results and cash flows, discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions appropriate to each reporting unit. Those projections involve management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs and best estimates of future expected changes in operating margins and cash expenditures. Other significant assumptions and estimates used in the income approach include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In addition, the WACC utilized to discount estimated future cash flows is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value of reporting units and result in a goodwill impairment charge that could be material to our condensed consolidated financial statements.

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

Consolidated Results of Operations

On January 1, 2021, we completed our acquisition of Coolbet which was accounted for as a business combination under ASC 805, Business Combination. The following discussion of our results of operations for the three and six months ended June 30, 2021 includes the financial results of Coolbet for the entire period, and accordingly, are not directly comparable to our condensed consolidated results of operations for the three and six months ended June 30, 2020. For that reason, we have included a discussion of our quarterly results for the three months ended June 30, 2021 compared to the immediately preceding three months ended March 31, 2021, as well as for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our B2B segment results for the three and six months ended June 30, 2020 are comprised of our legacy business operations prior to the acquisition of Coolbet.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
The following table sets forth our results of operations as reported for the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended		Change
	June 30, 2021	March 31, 2021	Amount	%
(in thousands, except percentages)
Revenues	$34,628	$27,842	$6,786	24.4%
Operating costs and expenses
Cost of revenues (1)	10,356	8,719	1,637	18.8%
Sales and marketing	5,480	4,101	1,379	33.6%
Product and technology	4,055	4,850	(795)	(16.4)%
General and administrative (1)	12,326	10,011	2,315	23.1%
Depreciation and amortization	4,149	3,963	186	4.7%
Total operating costs and expenses	36,366	31,644	4,722	14.9%
Operating loss	(1,738)	(3,802)	2,064	54.3%
Interest expense, net	—	1	(1)	(100.0)%
Loss before income taxes	(1,738)	(3,803)	2,065	54.3%
Income tax provision	992	661	331	50.1%
Net loss	$(2,730)	$(4,464)	$1,734	38.8%

(1) Excludes depreciation and amortization

Geographic Information
The following table sets forth our revenues by geographic region as reported for the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended		Percentage of revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
(in thousands, except percentages)
United States	$8,608	$11,473	24.9%	41.2%	$(2,865)	(25.0)%
Europe	14,193	11,064	41.0%	39.7%	3,129	28.3%
Latin America	10,254	3,603	29.6%	12.9%	6,651	184.6%
Rest of the world	1,573	1,702	4.5%	6.1%	(129)	(7.6)%
Total revenues	$34,628	$27,842	100.0%	100.0%	$6,786	24.4%

Revenues

The $6.8 million increase in revenues was driven by $9.7 million organic growth in our B2C segment, offset by a $2.9 million decrease in our B2B segment over the prior quarter. The revenues in our B2B segment for the first quarter benefited from $3.0 million related to patent licensing which did not recur in the second quarter.

On a geographic basis, revenues in Europe and Latin America increased significantly during the three months ended June 30, 2021, compared to the three months ended March 31, 2021, driven by the success of our B2C business in our existing markets within those geographies. The decrease in revenues in the United States compared to the prior period related to the $3.0 million patent licensing revenue recognized during the three months ended March 31, 2021.

Cost of Revenues

The $1.6 million increase in cost of revenues was primarily due to a $2.1 million increase in the cost of B2C revenues attributable to higher content licensing and processing fees as a result of our overall increase in gaming revenues; partially offset by a $0.4 million decrease in the cost of B2B revenues attributable to lower content licensing and processing fees for that segment.

Operating Expenses

The $1.4 million increase in sales and marketing expenses was driven by a $0.8 million increase in B2C marketing and advertising costs as we continue to expand our footprint within new and existing international markets. The remaining increase was driven by increases in personnel expenses, primarily due to increased headcount within our sales and marketing functions in line with business expansion.

The $0.8 million decrease in product and technology expenses was due to a higher rate of capitalization during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 with respect to our product and technology costs and developer salaries. This higher rate of capitalization resulted in lower product and technology expenses despite increases to our headcount and related salaries. The costs capitalized relate to the development activities undertaken during the quarter associated with the design, development and enhancements of our software.

The $2.3 million increase in general and administrative expenses was primarily attributable to personnel-related costs which increased by $1.9 million during the period due to increased headcount across the business in line with business expansion and revised business forecasts which impacted our bonus expenses. Of this increase, general and administrative share-based compensation expenses represented $0.4 million, primarily due to stock options granted to key management personnel during February 2021 which had a full period's expense during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021

Income Tax Expense

We recorded income tax expense of $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (57.1)%, compared to $0.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of (17.4)%.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth our results of operations as reported for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$34,628	$8,323	$26,305	316.1%
Operating costs and expenses
Cost of revenues (1)	10,356	2,123	8,233	387.8%
Sales and marketing	5,480	1,642	3,838	233.7%
Product and technology	4,055	5,173	(1,118)	(21.6)%
General and administrative (1)	12,326	7,786	4,540	58.3%
Depreciation and amortization	4,149	716	3,433	479.5%
Total operating costs and expenses	36,366	17,440	18,926	108.5%
Operating loss	(1,738)	(9,117)	7,379	80.9%
Interest expense, net	—	382	(382)	(100.0)%
Loss before income taxes	(1,738)	(9,499)	7,761	81.7%
Income tax provision	992	170	822	483.5%
Net loss	$(2,730)	$(9,669)	$6,939	71.8%

(1) Excludes depreciation and amortization

Geographic Information

The following table sets forth our revenues by geographic region as reported for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
United States	$8,608	$7,044	24.9%	84.6%	$1,564	22.2%
Europe	14,193	1,268	41.0%	15.2%	12,925	n.m.
Latin America	10,254	—	29.6%	—%	10,254	n.m.
Rest of the world	1,573	11	4.5%	0.1%	1,562	n.m.
Total revenues	$34,628	$8,323	100.0%	100.0%	$26,305	316.1%

n.m. = not meaningful
Revenues
The $26.3 million increase in revenues was primarily related to the addition of Coolbet's sports betting and gaming revenues of $24.0 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021, coupled with the organic growth within our B2B segment during the quarter of $2.3 million.
On a geographic basis, revenues in the United States increased due to strong growth in our B2B segment, driven primarily by the expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Increases in our markets in Europe, Latin America, and the rest of the world were due to the inclusion of Coolbet's B2C revenues in Northern Europe, coupled with increases in our B2B revenues from Italy. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

Cost of Revenues
The $8.2 million increase in costs of revenues was primarily attributable to the inclusion of B2C segment cost of revenues of $8.0 million following the acquisition of Coolbet in January 2021.
Operating Expenses
Sales and marketing expenses increased $3.8 million, of which $3.5 million was directly attributable to the inclusion of the B2C segment within our results. The remaining increase was driven by higher personnel expenses due to increased headcount within our sales and marketing functions. Our B2C segment's sales and marketing expenses were included in our results for the first time following the acquisition of Coolbet.
Product and technology expenses decreased $1.1 million, primarily due to lower share-based compensation expenses of $3.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by higher personnel and related costs of $1.6 million (excluding share-based compensation) primarily associated with increased headcount and business expansion. Product and technology share-based compensation expense during the three months ended June 30, 2020 included $2.0 million related to the acceleration of vesting of outstanding grants at the time of our initial public offering.
General and administrative expenses increased $4.5 million, of which $3.5 million was due to the addition of our B2C segment in our results following our acquisition of Coolbet. The remaining increase was primarily attributable to increased professional service fees associated with recruiting and accounting services as we continue to invest in employees to meet the needs of our growing business and requirements as a publicly listed company in the United States following our initial public offering in May 2020. These increases were offset by a decrease in share-based compensation expense of $1.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. General and administrative share-based compensation expense during the three months ended June 30, 2020 included $1.5 million related to the acceleration of vesting of outstanding grants at the time of our initial public offering.

Within our operating expenses, share-based compensation and related expenses across sales sales and marketing, product and technology, and general and administrative decreased $5.5 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Share-based compensation for the three months ended June 30, 2020 included $7.4 million recognized in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 ($3.9 million) and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period ($3.5 million).

The $3.4 million increase in depreciation and amortization expense includes $3.0 million in amortization expense from intangible assets recognized in the acquisition of Coolbet. The acquisition resulted in, among other things, goodwill and a considerable increase in amortizable intangible assets. The amortization of acquired intangibles has materially increased our total operating costs and expenses (and adversely affected our consolidated net loss) for periods after the acquisition and is expected to continue to do so for the foreseeable future.

Income Tax Expense

We recorded income tax expense of $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (57.1)%, compared to $0.2 million for the three months ended June 30, 2020, reflecting an effective tax rate of (1.8)%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth our results of operations as reported for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$62,470	$15,993	$46,477	290.6%
Operating costs and expenses
Cost of revenues (1)	19,075	3,815	15,260	400.0%
Sales and marketing	9,581	2,505	7,076	282.5%
Product and technology	8,905	6,197	2,708	43.7%
General and administrative (1)	22,337	10,177	12,160	119.5%
Depreciation and amortization	8,112	1,569	6,543	417.0%
Total operating costs and expenses	68,010	24,263	43,747	180.3%
Operating loss	(5,540)	(8,270)	2,730	33.0%
Interest expense, net	1	390	(389)	(99.7)%
Loss before income taxes	(5,541)	(8,660)	3,119	36.0%
Income tax provision	1,653	315	1,338	424.8%
Net loss	$(7,194)	$(8,975)	$1,781	19.8%

(1) Excludes depreciation and amortization

Geographic Information

The following table sets forth our revenues by geographic region as reported for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
United States	$20,081	$13,295	32.1%	83.1%	$6,786	51.0%
Europe	25,257	2,678	40.4%	16.7%	22,579	n.m.
Latin America	13,857	—	22.2%	—%	13,857	n.m.
Rest of the world	3,275	20	5.2%	0.1%	3,255	n.m.
Total revenues	$62,470	$15,993	100.0%	100.0%	$46,477	290.6%

n.m. = not meaningful
Revenues

Revenues increased $46.5 million as a result of organic growth and patent licensing in our B2B segment driving $8.2 million of the increase, coupled with the addition of Coolbet's gaming revenues of $38.3 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021.

During the six months ended June 30, 2021, revenues increased across each of our geographies when compared to the six months ended June 30, 2020. Revenues from the United States increased $6.8 million, driven primarily by patent licensing revenue and expanded legalization of RMiG and sports betting in additional U.S. states and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most recent of which was Michigan in January 2021. Revenues from customers in Europe increased $22.6 million compared to the prior year period, due primarily to the inclusion of B2C revenues in Northern Europe, coupled with increases in our B2B revenues from Italy. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

Cost of Revenues

Cost of revenues increased $15.3 million compared to the prior period, of which the B2B and B2C segments contributed $1.2 million and $14.0 million, respectively. Increases to cost of B2B revenues were due to increased content license fees driven by the increase in related revenues while our B2C segment's costs were included in our results for the first time following the acquisition of Coolbet.

Operating Expenses

Sales and marketing expenses increased by $7.1 million, of which the inclusion of the B2C segment within our results directly contributed an increase of $6.0 million. The remaining increase in sales and marketing expenses were driven by increases in personnel expenses due to increased headcount within our sales and marketing functions following planned use of proceeds from our initial public offering to support customer acquisitions and new jurisdictions served. Our B2C segment's sales and marketing expenses were included in our results for the first time following the acquisition of Coolbet.

Product and technology expenses increased by $2.7 million primarily related to hiring developers in order to meet increased demand for our technology by new and existing customers in new jurisdictions. Of this increase, the inclusion of the B2C segment within our results for the first time following the acquisition of Coolbet directly contributed an increase of $0.6 million.

General and administrative expenses increased by $12.2 million, of which the inclusion of the B2C segment within our results directly contributed $6.4 million towards this increase. The remaining increase is primarily attributable to (i) personnel and related costs increasing to meet customer demand, and (ii) increased professional services related to corporate infrastructure and Coolbet integration projects, and (iii) additional compliance requirements as a result of becoming a public company in the United States in May 2020. During the six months ended June 30, 2020, we incurred $2.8 million in expenses related to our initial public offering and did not have any related expenses during the six months ended June 30, 2021. Our B2C segment's general and administrative expenses were included in our results for the first time following the acquisition of Coolbet.

Within our operating expenses, share-based compensation and related expenses across sales sales and marketing, product and technology, and general and administrative decreased $4.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to expenses of $7.4 million recognized during the six months ended June 30, 2020 in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 ($3.9 million) and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period ($3.5 million).

Depreciation and amortization expenses increased by $6.5 million, including $6.0 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $1.7 million for the six months ended June 30, 2021, reflecting an effective tax rate (29.8)%, compared to $0.3 million for the six months ended June 30, 2020, reflecting an effective tax rate of (3.6)%.
Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021
The following tables set forth our segment results as reported for the three months ended June 30, 2021 and March 31, 2021.

Revenue by Segment

	Three Months Ended		Percentage of revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
(in thousands, except percentages)
B2B	$10,646	$13,530	30.7%	48.6%	$(2,884)	(21.3)%
B2C	23,982	14,312	69.3%	51.4%	9,670	67.6%
Total revenues	$34,628	$27,842	100.0%	100.0%	$6,786	24.4%
B2B Segment Profit

	Three Months Ended		Percentage of segment revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
(in thousands, except percentages)
Revenues	$10,646	$13,530	100.0%	100.0%	$(2,884)	(21.3)%
Cost of revenue (1)	2,307	2,742	21.7%	20.3%	(435)	(15.9)%
Segment gross profit (1)	$8,339	$10,788	78.3%	79.7%	$(2,449)	(22.7)%

(1) Excludes depreciation and amortization

The $2.9 million decrease in revenue was primarily due to patent licensing revenue of $3.0 million recognized during the three months ended March 31, 2021 that did not recur during the three months ended June 30, 2021.

B2B cost of revenues decreased $0.4 million as a result of decreased content licensing and processing fees.

The segment gross profit margin for B2B, which excludes depreciation and amortization, decreased $2.4 million from the first quarter, primarily as a result of the $3.0 million patent licensing profits recognized during the three months ended March 31, 2021 that did not recur during the three months ended June 30, 2021.

B2C Segment Profit

	Three Months Ended		Percentage of segment revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
(in thousands, except percentages)
Revenues	$23,982	$14,312	100.0%	100.0%	$9,670	67.6%
Cost of revenue (1)	8,049	5,977	33.6%	41.8%	2,072	34.7%
Segment gross profit (1)	$15,933	$8,335	66.4%	58.2%	$7,598	91.2%

(1) Excludes depreciation and amortization

B2C revenues increased $9.7 million primarily due to significant expansion within certain Latin America markets, as well as increases in customers and sportsbook activity resulting from the Copa America and UEFA European soccer tournaments which were held primarily during the second quarter of 2021.

B2C cost of revenues increased $2.1 million due to higher content licensing and processing fees of $2.1 million as a result of our increased gaming revenues.

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet's operations, increased by $7.6 million due to increased margins within our sports revenue streams during the period, coupled with higher casino activity during the period.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following tables set forth our segment results as reported for the three months ended June 30, 2021 and 2020.

Revenue by Segment

	Three Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
B2B	$10,646	$8,323	30.7%	100.0%	$2,323	27.9%
B2C	23,982	—	69.3%	—%	23,982	N/A
Total revenues	$34,628	$8,323	100.0%	100.0%	$26,305	316.1%
B2B Segment Profit

	Three Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$10,646	$8,323	100.0%	100.0%	$2,323	27.9%
Cost of revenue (1)	2,307	2,123	21.7%	25.5%	184	8.7%
Segment gross profit (1)	$8,339	$6,200	78.3%	74.5%	$2,139	34.5%

(1) Excludes depreciation and amortization

B2B revenues increased $2.3 million as a result of B2B platform and content fee revenues, which increased $2.9 million, or 45.2%, over the prior period. New United States RMiG jurisdictions and casino operator customers contributed $2.0 million of that increase, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Development services and other revenues decreased by $0.6 million, primarily due to development revenues recognized during the during the three months ended June 30, 2020 as a result of FanDuel's migration to their own player wallets in 2020, partially offset by increased development services revenues associated with new casino launches during the three months ended June 30, 2021.

B2B segment cost of revenues increased $0.2 million primarily as a result of our content licensing and processing fees increasing $0.6 million in line with related platform and content licensing revenues, offset primarily by gaming duties and related expenses of $0.3 million that we incurred during the three months ended June 30, 2020 associated with the online casino product offering we previously operated in the U.K. until September 2020.

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $2.1 million primarily as a result of higher revenues driven primarily by the expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions.

B2C Segment Profit

	Three Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$23,982	$—	100.0%	N/A	$23,982	N/A
Cost of revenue (1)	8,049	—	33.6%	N/A	8,049	N/A
Segment gross profit (1)	$15,933	$—	66.4%	N/A	$15,933	N/A

(1) Excludes depreciation and amortization

Prior year revenue and costs of revenue for the B2C segment, comprised entirely of Coolbet's operations, are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following tables set forth our segment results as reported for the six months ended June 30, 2021 and 2020.

Revenue by Segment

	Six Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
B2B	$24,176	$15,993	38.7%	100.0%	$8,183	51.2%
B2C	38,294	—	61.3%	N/A	38,294	N/A
Total revenues	$62,470	$15,993	100.0%	100.0%	$46,477	290.6%
B2B Segment Profit

	Six Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$24,176	$15,993	100.0%	100.0%	$8,183	51.2%
Cost of revenue (1)	5,049	3,815	20.9%	23.9%	1,234	32.3%
Segment gross profit (1)	$19,127	$12,178	79.1%	76.1%	$6,949	57.1%

(1) Excludes depreciation and amortization
B2B revenues increased $8.2 million compared to the prior year period. B2B platform and content fee revenues contributed $6.2 million towards this increase, increasing 49.8% from $12.4 million during the six months ended June 30, 2020 to $18.5 million for the six months ended June 30, 2021. Of this increase, new RMiG jurisdictions in the United States and casino operator customers contributed $3.4 million, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Similarly, simulated gaming revenues within the B2B segment increased $2.0 million as compared to the six months ended June 30, 2020, with new customers contributing $2.4 million to the increase.

Additionally, B2B development services and other revenues increased $2.0 million compared to the six months ended June 30, 2020, of which $3.0 million was attributable to patent licensing fee revenue recognized during the six months ended June 30, 2021. Development services revenues decreased $1.0 million, primarily due to decreases associated with FanDuel's migration to their own player wallets in 2020, partially offset by increased development services revenues associated with new casino launches during the six months ended June 30, 2021.

B2B segment cost of revenues increased $1.2 million as a result of our content licensing and processing fees increasing in line with related revenues, partially offset by gaming duties and related expenses of $0.5 million which were incurred during the six months ended June 30, 2020 associated with the online casino product offering we previously operated in the U.K. until September 2020.

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $6.9 million primarily as a result of higher revenues attributable to organic growth in the business and patent licensing.

B2C Segment Profit

	Six Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$38,294	$—	100.0%	N/A	$38,294	N/A
Cost of revenue (1)	14,026	—	36.6%	N/A	14,026	N/A
Segment gross profit (1)	$24,268	$—	63.4%	N/A	$24,268	N/A

(1) Excludes depreciation and amortization

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet's operations, was $24.3 million, or 63.4% as a percentage of segment revenue, for the six months ended June 30, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA

Our management uses both GAAP and non-GAAP metrics to measure our financial results. Our management uses the non-GAAP measure Adjusted EBITDA to measure financial performance. Specifically, it uses Adjusted EBITDA (1) as a measure to compare our operating performance from period to period, as it removes the effect of items not directly resulting from core operations, and (2) as a means of assessing our core business performance against others in the industry, because it eliminates some of the effects that are generated by differences in capital structure, depreciation, tax effects and unusual and infrequent events.

We define Adjusted EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization, impairments, share-based compensation expense and related expense, initial public offering related costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.
Below is a reconciliation to Adjusted EBITDA from net loss as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net loss	$(2,730)	$(9,669)	$(7,194)	$(8,975)
Income tax provision	992	170	1,653	315
Interest expense, net	—	382	1	390
Depreciation and amortization	4,149	716	8,112	1,569
Share-based compensation and related expense	2,231	7,762	3,770	8,057
Initial public offering transaction related	—	2,277	—	2,831
Adjusted EBITDA	$4,642	$1,638	$6,342	$4,187

Key Performance Indicators
Our management uses the following key performance indicators (“KPIs”) as indicators of trends and results of the business. These KPIs give our management an indication of the level of engagement between the player and our platforms. No estimation is necessary in quantifying these KPIs, nor do they represent U.S. GAAP based measurements. These KPIs are subject to various risks such as customer concentration, competition, licensing and regulation, and macroeconomic conditions. Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for further risks associated with our business which would affect these KPIs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
B2B Gross Operator Revenue (in millions)	$221.4	$129.1	$435.6	$271.0
B2B Active Player-Days (days, in millions)	9.1	5.6	18.6	14.6
B2B ARPDAU	$24.38	$23.02	$23.40	$18.53
B2C Active Customers	186,942	N/A	224,550	N/A
B2C Marketing Spend Ratio	12%	N/A	13%	N/A

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

The increase in gross operator revenue for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was driven primarily by expanded legalization of RMiG and sports betting in additional U.S. states and our launch of enterprise solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Additional increases in Europe RMiG and SIM were driven by new and existing customers, as well as organic growth since the COVID-19 outbreak began disrupting retail casino operations and the sports betting calendar.

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

The increase in B2B Active Player-Days for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily attributable to the continued expansion of our existing customers into new states upon legislation (for example Michigan in January 2021), as well as new customers launched.

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

The increase in B2B ARPDAU in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily the result of a larger proportion of revenue coming from higher-yield product offerings such as U.S. RMiG, as compared to lower-yield revenue streams such as our SIM product offerings.

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

Liquidity and Capital Resources

We have primarily funded our operations through cash on hand, cash generated from operations and through the sale of our ordinary shares in our initial public offering and follow-on offering. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and for general corporate purposes. Our capital expenditures consist primarily of technology development costs, computer equipment, and costs to enter contracts.

We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. Specifically, the key elements of our growth strategy include, but are not limited to, the expansion of our gaming content development capabilities, the anticipated launch of the B2B sportsbook technology solution in the U.S., the continued integration of Coolbet's sports betting technology and international B2C operations, and the launch of regulated gaming in new U.S. states. The execution of our growth strategy will require significant capital expenditures. We expect to continue investing in our products and technologies as we seek to scale our business, optimize our margin profile and enhance profitability.

To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, any of which could have an adverse impact on our business and financial prospects.

As of June 30, 2021, our primary sources of liquidity were our cash of $52.1 million and accounts receivable, net of allowance of $12.0 million. Our material short-term cash requirements include capital expenditures and the purchase of goods and services to conduct our operations, including, but not limited to, recurring payroll and benefits obligations for our employees and liabilities to our customers. We are also party to certain gaming content contracts where we have committed to make minimum payments under the terms of those contracts, including $48.5 million of fees payable under the Agreements described in Note 16. Of this total, we have paid $3.5 million as of June 30, 2021 and $5.0 million was paid subsequent to the balance sheet date, on July 1, 2021. We expect to make fixed payments of $8.0 million in the fourth quarter of 2021 and $8.0 million in each of the years 2022 through 2025. We believe cash on hand and cash generated from operations will be sufficient to fund our operating activities and cash commitments for investing activities for at least the next 12 months and thereafter.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net cash from operating activities	$4,296	$1,708	$2,588	151.5%
Net cash used in investing activities	(103,683)	(2,390)	(101,293)	n.m.
Net cash from (used in) financing activities	(321)	55,349	(55,670)	(100.6)%
Effect of foreign exchange rates on cash	(860)	(888)	28	3.2%
Net increase (decrease) in cash	$(100,568)	$53,779	$(154,347)	(287.0)%

n.m. = not meaningful

Operating Activities

Net cash from operating activities increased by $2.6 million primarily resulting from a decrease in net loss (after adjustments to reconcile net loss to cash flows from operations), partially offset by an unfavorable change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $101.3 million primarily as a result of $92.4 million cash paid for the acquisition of Coolbet, net of cash acquired, a $4.7 million increase in spend for capitalized software development costs associated with new customer launches and a $3.5 million initial payment to a content supplier as partial consideration for the exclusive rights to distribute their online gaming content.

Financing Activities

Net cash from financing activities decreased by $55.7 million primarily due to $57.4 million in proceeds from our U.S. initial public offering in May 2020 that did not recur during the six months ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to legal proceedings that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

The outcome of litigation is inherently uncertain. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, both known and unknown, including those described in Part I, Item 1A of our 2020 Form 10-K under the heading “Risk Factors,” any of which, alone or in combination with other, could cause our actual operating results and financial condition to vary materially from past, or from anticipated future operating results or financial condition. There have been no material changes from the risk factors as disclosed in our 2020 Form 10-K which we filed with the SEC on March 31, 2021.

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

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth in the Exhibit Index below.

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	Bye-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.3	Description of Securities		10-K	4.3	March 31, 2021
10.1	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.2	Employment Agreement with Karen Flores		10-K	10.7	March 31, 2021
10.3	Employment Agreement with Todd McTavish		10-K	10.8	March 31, 2021
10.4	Employment Agreement with Simon Knock		10-K	10.9	March 31, 2021
10.5	Employment Agreement with Jeffrey Berman		10-K	10.10	March 31, 2021
10.6	Employment Agreement with Donald Ryan		10-K	10.11	March 31, 2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	X
101.INS**	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104***	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.	X
*	Furnished herewith.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
+	Filed herewith unless otherwise indicated as furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: August 16, 2021	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

Date:		/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)