Form 10-Q
period 2021-09-30
GAN Ltd
filed 2021-11-12
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At October 31, 2021, there were 42,192,377 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$50,305	$152,654
Accounts receivable, net of allowance for doubtful accounts of $89 and $100 at September 30, 2021 and December 31, 2020, respectively	7,166	6,818
Prepaid expenses	2,411	1,912
Other current assets	2,380	2,112
Total current assets	62,262	163,496

Capitalized software development costs, net	14,212	6,648
Goodwill	149,015	—
Intangible assets, net	39,521	468
Other assets	13,016	2,634
Total assets	$278,026	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,647	$4,926
Accrued compensation and benefits	9,660	4,956
Accrued expenses	6,948	3,363
Liabilities to users	7,863	—
Other current liabilities	4,050	4,067
Total current liabilities	33,168	17,312

Deferred income taxes	2,173	—
Other liabilities	648	370
Total liabilities	35,989	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,182,774 and 36,635,362 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	422	365
Additional paid-in capital	317,367	203,842
Accumulated deficit	(60,880)	(45,766)
Accumulated other comprehensive loss	(14,872)	(2,877)
Total stockholders’ equity	242,037	155,564
Total liabilities and stockholders’ equity	$278,026	$173,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$32,261	$10,266	$94,731	$26,259

Operating costs and expenses
Cost of revenue (1)	10,801	3,083	29,876	6,898
Sales and marketing	5,657	1,277	15,238	3,782
Product and technology	4,634	1,896	13,539	8,093
General and administrative (1)	12,895	6,120	35,232	16,297
Depreciation and amortization	4,646	804	12,758	2,373
Total operating costs and expenses	38,633	13,180	106,643	37,443
Operating loss	(6,372)	(2,914)	(11,912)	(11,184)
Interest expense, net	—	2	1	392
Loss before income taxes	(6,372)	(2,916)	(11,913)	(11,576)
Income tax expense (benefit)	1,548	(3)	3,201	312
Net loss	$(7,920)	$(2,913)	$(15,114)	$(11,888)

Loss per share, basic and diluted	$(0.19)	$(0.10)	$(0.36)	$(0.46)

Weighted average ordinary shares outstanding, basic and diluted	42,061,396	29,571,905	41,962,535	25,782,776

(1) Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(7,920)	$(2,913)	$(15,114)	$(11,888)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,951)	551	(11,995)	(728)
Comprehensive loss	$(12,871)	$(2,362)	$(27,109)	$(12,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	(4,464)	—	(4,464)
Foreign currency translation adjustments	—	—	—	—	(9,481)	(9,481)
Share-based compensation	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 4)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 4)	—	—	297	—	—	297
Balance at March 31, 2021	42,004,100	$419	$312,715	$(50,230)	$(12,358)	$250,546
Net loss	—	—	—	(2,730)	—	(2,730)
Foreign currency translation adjustments	—	—	—	—	2,437	2,437
Share-based compensation	—	—	2,319	—	—	2,319
Restricted stock activity	5,178	1	(1)	—	—	—
Issuance of ordinary shares upon exercise of stock options	6,396	—	22	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$(52,960)	$(9,921)	$252,594
Net loss	—	—	—	(7,920)	—	(7,920)
Foreign currency translation adjustments	—	—	—	—	(4,951)	(4,951)
Share-based compensation	—	—	1,823	—	—	1,823
Restricted stock activity	2,590	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	164,510	2	489	—	—	491
Balance at September 30, 2021	42,182,774	$422	$317,367	$(60,880)	$(14,872)	$242,037

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2020	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Share-based compensation	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901
Net loss	—	—	—	(9,669)	—	(9,669)
Foreign currency translation adjustments	—	—	—	—	41	41
Share-based compensation	—	—	4,225	—	—	4,225
Issuance of restricted stock awards	93,680	—	—	—	—	—
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075	7,337,000	73	55,216	—	—	55,289
Cash consideration paid to GAN plc shareholders	—	—	—	(2,525)	—	(2,525)
Issuance of ordinary shares upon exercise of stock options	678,613	6	2,104	—	—	2,110
Balance at June 30, 2020	29,660,260	$295	$102,788	$(34,524)	$(4,187)	$64,372
Net loss	—	—	—	(2,913)	—	(2,913)
Foreign currency translation adjustments	—	—	—	—	551	551
Share-based compensation	—	—	1,079	—	—	1,079
Issuance of ordinary shares upon exercise of stock options	10,750	—	27	—	—	27
Balance at September 30, 2020	29,671,010	$295	$103,894	$(37,437)	$(3,636)	$63,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(15,114)	$(11,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of software and intangible assets	11,960	2,135
Depreciation on property and equipment and finance lease right-of-use assets	798	218
Share-based compensation expense	5,774	5,599
Other	432	9
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(258)	(2,154)
Prepaid expenses	272	(1,503)
Other current assets	226	(1,527)
Other assets	(9,123)	1,063
Accounts payable	(1,255)	2,223
Accrued compensation and benefits	3,370	1,958
Accrued expenses	3,906	421
Liabilities to users	2,847	—
Other current liabilities	(614)	(275)
Other liabilities	139	(114)
Net cash provided by (used in) operating activities	3,360	(3,835)

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash acquired	(92,454)	—
Expenditures for capitalized software development costs	(10,493)	(2,811)
Purchases of gaming licenses	(215)	(110)
Purchases of property and equipment	(1,478)	(763)
Net cash used in investing activities	(104,640)	(3,684)

Cash Flows from Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net	—	57,445
Payments of offering costs	(604)	(1,678)
Proceeds from exercise of stock options	828	2,224
Cash consideration paid to GAN plc shareholders	—	(2,525)
Principal payments on finance leases	(83)	(137)
Net cash provided by financing activities	141	55,329

Effect of foreign exchange rates on cash	(1,210)	(489)

Net increase (decrease) in cash	(102,349)	47,321
Cash, beginning of period	152,654	10,279
Cash, end of period	$50,305	$57,600

Supplemental Disclosure of Noncash Investing and Financing Activities:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 4)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 4)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	252	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 1 — NATURE OF OPERATIONS

GAN Limited (the “Parent,” and with its subsidiaries, collectively the “Company”) is an exempted company limited by shares, incorporated and registered in Bermuda. GAN plc, the previous parent, began its operations in the United Kingdom (“U.K.”) in 2002 and listed its ordinary shares on the AIM, the London Stock Exchange’s market for smaller companies, in 2013. In May 2020, pursuant to a statutory Scheme of Arrangement under Part 26 of U.K. Companies Act of 2006 (“Scheme of Arrangement”) approved by the shareholders of GAN plc, the shareholders of GAN plc exchanged their shares in GAN plc for shares in the Parent, thereby migrating the Company’s jurisdiction of organization from the U.K. to Bermuda. Thereafter, GAN Limited became the parent company of GAN plc. GAN plc was renamed GAN (UK) Limited (“GAN UK”).

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Vincent Group”), a Malta public limited company doing business as “Coolbet” (Note 4). Coolbet is a developer and operator of an online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada).

The Company is a business-to-business (“B2B”) supplier of internet gambling Software-as-a-Service (“SaaS”) solutions predominately to the U.S. land-based casino industry. For its B2B customers, the Company has developed a proprietary internet gambling enterprise software system, GameSTACK™ (“GameSTACK”), which it licenses to land-based casino operators as a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), internet sports gaming, and virtual simulated gaming (“SIM”). The Company is also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, providing international users with access to its sportsbook, casino games and poker products. The Company operates in two operating segments – B2B and B2C.

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in “Note 3 – Summary of Significant Accounting Policies” of its 2020 Form 10-K. In addition to repeating some of these significant accounting policies, the Company has added certain new significant accounting policies during the nine months ended September 30, 2021, as described below.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in General and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $(589) and $(379) for the three months ended September 30, 2021 and 2020, respectively, and $(761) and $613 for the nine months ended September 30, 2021 and 2020, respectively.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

While the Company’s iGaming business has proven resilient during the pandemic, uncertainties continue to exist as it relates to the magnitude of impact and duration of the COVID-19 pandemic. The ultimate impact of the pandemic on the Company’s future operating results is unknown and will depend, in part, on the length of time COVID-19 disruptions exist and the subsequent behavior of players after restrictions are fully lifted. A recurrence of COVID-19 cases or an emergence of additional variants could adversely impact the Company’s future financial results, though results from the Company’s iGaming business may partially offset any potential reduction to the Company’s sports betting transactions resulting from the suspension or cancellation of sporting events. The Company has considered the impact of COVID-19 on its accounting policies, judgments and estimates as part of the preparation of these condensed consolidated financial statements.

Management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these condensed consolidated financial statements. The Company has not experienced significant impacts to its liquidity to date. COVID-19 may impact the Company’s ability to access capital to the extent it affects the U.S. capital markets. The Company has assessed the extent to which COVID-19 has impacted events after the reporting date and has not identified additional items to disclose as a result.

Revenue Recognition

Platform and Content Fees

The Company’s platform and content fee revenues are generated primarily from its internet gambling SaaS platform, GameSTACK, that its customers use to provide access to real money and simulated internet gaming, and online sports betting. The Company enters into hosted service agreements with its customers, that generally range from three to five years, and includes renewal provisions, under which it charges fees based on a percentage of the operator’s net gaming revenue or net sports win at the time of settlement of an event for real money gaming or at the time of purchase for in-game virtual credit for simulated gaming. The customers cannot take possession of the hosted software. Further, the Company generates revenues from the licensing of proprietary and third-party branded casino games (collectively “content licensing services”) hosted on the platform.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In certain service agreements with SIM customers, the Company receives the fees for in-game virtual credit purchases made by end-user players and remits payment to the SIM customer for their share of the SIM revenues generated from the Company’s platform. At September 30, 2021 and December 31, 2020, the Company has recorded a liability of $2,107 and $2,520, respectively, for its customers’ share of the fees within Other current liabilities in the condensed consolidated balance sheets.

The Company’s promise to provide access to the SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. The transaction price is considered variable consideration. Amounts due from the Company’s casino operator customers are generally due thirty days from the date of invoice.

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

A customer can utilize the Company’s proprietary or licensed gaming content, or a customer can direct the Company to procure third-party gaming content on its behalf. The Company has determined it acts as the principal for providing the content licensing services when the Company controls the gaming content, and therefore presents the revenue on a gross basis in the consolidated statements of operations. When the customer directs the Company to procure third-party gaming content, the Company has determined it is deemed an agent for providing the content licensing services, and therefore, records the revenue, net of licensing costs paid to the suppliers of that gaming content, in the condensed consolidated statements of operations.

Gaming

The Company operates the B2C gaming site www.Coolbet.com outside of the U.S., which is built on proprietary software and includes the following product offerings: sportsbook, poker, casino, live casino and virtual sports.

The Company manages an online sportsbook allowing users to place various types of wagers on the outcome of sporting events conducted around the world. The Company operates as the bookmaker and offers fixed odds wagering on such events. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Revenue from sportsbook is reported net after deduction of player winnings and bonuses. Revenue from wagers is recognized when the outcome of the event is known.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Development Services

Gaming Development Services

The Company generates revenue from fees for development of custom games for use on its RMiG and SIM platforms. The development revenue is recognized at the point in time when control of the game is transferred, typically the earlier of the customer’s acceptance or upon receipt of the certification of the game.

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

Computer Hardware Sales

The Company resells third-party hardware, such as computing servers and other technical devices, that are owned by the casino operators upon which the GameSTACK software platform is installed and accessed by its customers. Customers cannot take possession of the hosted software even when hosted on hardware that is owned by the customer or on third-party hardware. These products are not required to be purchased in order to access the GameSTACK platform but are sold as a convenience to the customer. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the client’s premises and configured to allow for remote access.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Contracts with Multiple Performance Obligations

For customer contracts that have more than one performance obligation, the transaction price is allocated to the performance obligations in an amount that depicts the relative stand-alone selling prices of each performance obligation. Judgment is required in determining the stand-alone selling price for each performance obligation. In determining the allocation of the transaction price, an entity is required to maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, an entity is required to estimate the stand-alone selling price. Customer contracts can include platform and content services as well as development services or hardware sales. The variable consideration is allocated entirely to the performance obligation for platform and content services as the variable consideration is allocable specifically to the delivery of the services in the period and the allocation is consistent with the allocation objective.

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

Cash

The Company is required to maintain minimum cash balances to satisfy its liabilities to users. Such balances are included within Cash in the condensed consolidated balance sheets and are not subject to creditor claims.

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

The Company has determined that it has two reporting units: B2C and B2B. In its goodwill impairment testing, the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit, including goodwill, is less than its carrying amount prior to performing the quantitative impairment test. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than its carrying amount, including goodwill, the quantitative goodwill impairment test is required. Otherwise, no further analysis would be required.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Company performs its annual impairment review of goodwill as of October 1st and when events or circumstances change between annual impairment tests that may indicate that it is more-likely-than-not the fair value of a reporting unit may be below its carrying amount.

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

The fair value of the acquired intangible assets is primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment is required in these valuations.

Acquired in-process technology consists of a proprietary technical platform. The Company reviews the in-process technology for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the in-process technology efforts are completed. When completed, the developed technology will be amortized over its estimated useful life based on an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The technology is expected to be completed in the first half of 2022.

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

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which is generally three years, and are included within Depreciation and amortization expense in the condensed consolidated statements of operations.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, promotional awards and user winnings less user withdrawals and user losses.

Share-based Compensation

Share-based compensation expense is recognized for stock options and restricted stock issued to employees and non-employee members of the Company’s Board of Directors based on the fair value of these awards on the date of grant. The fair value of the stock options is estimated using a Black-Scholes option pricing model and the fair value of the restricted stock (restricted stock awards and restricted stock units) is based on the market price of the Company’s stock on the date of grant. The Company’s stock options and restricted stock issued are considered equity awards and include only service conditions.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Reclassifications of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, due to the Coolbet acquisition in 2021, the Company has reclassified certain balances that were previously presented in separate balance sheet captions to Other current assets, Other assets, Accrued expenses, Other current liabilities and Other liabilities in the condensed consolidated balance sheet as of December 31, 2020. These reclassifications had no impact on previously disclosed amounts for current assets, current liabilities, total assets and total liabilities.

NOTE 4 — ACQUISITION OF VINCENT GROUP P.L.C.

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Coolbet”). The business was acquired for a purchase price of $218.1 million, after the final working capital adjustment and excluding acquisition related costs. The cash portion of the purchase price was funded from proceeds received from issuance of ordinary shares in the Company’s follow-on offering in December 2020 and available cash on hand. The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to land-based casino operators in the U.S. The Company intends to continue to operate in the U.S. solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content should enable it to add additional casino gaming content and platform support for the Company’s B2C offering in Europe and Latin America. The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair value of the consideration transferred:

Cash paid to Vincent Group shareholders	$111,168
Restricted ordinary shares issued to Vincent Group shareholders (1)	106,683
Replacement equity-based awards to holders of Vincent Group equity-based awards (2)	297
Total	$218,148

(1)	The share consideration represents 5,260,516 ordinary shares issued to the Vincent Group shareholders multiplied by the Company’s share price of $20.28 on the acquisition date.

(2)	The replacement equity-based awards consist of options to purchase 67,830 shares of the Company’s ordinary shares. In accordance with the applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the acquisition, while the fair value of the replacement equity-based awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of the replacement awards was estimated using the Black-Scholes option pricing model utilizing various assumptions. The vesting terms and conditions of the unvested options were replaced with terms identical to those of the original awards.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:

Cash	$18,714
Prepaid expenses and other current assets	1,512
Property and equipment	343
Operating lease right-of-use assets	416
Intangible assets	50,570
Other assets	73
Accounts payable	(1,182)
Liabilities to users	(5,373)
Other current liabilities	(1,797)
Operating lease liabilities	(167)
Deferred income taxes	(2,373)
Noncurrent operating lease liabilities	(231)
Total identifiable net assets	60,505
Goodwill	157,643
$218,148

Identifiable intangible assets acquired as part of the acquisition, including their respective expected useful lives, were as follows:

	Estimated useful life (in years)	Fair Value
Developed technology	3	$29,600
In-process developed technology	—	8,800
Customer relationships	3	5,900
Trade names and trademarks	10	5,800
Gaming licenses	various	470
		$50,570

The Company accounted for the acquisition of Coolbet using the acquisition method. The acquisition is treated as a stock purchase for accounting purposes. The goodwill is primarily attributable to the expected incremental revenue and profit to be derived from the Company’s introduction of Coolbet’s sports betting engine technology and intellectual technology to B2B customers in the U.S. and the assembled workforce of Coolbet. The Company intends to offer the Coolbet sports betting engine and associated capability to existing and new customers alongside its existing platform and internet casino capability, as a complete turnkey solution or as an alternative sports betting engine to those currently relied upon by customers. Goodwill recognized in the acquisition is not deductible for tax purposes.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Company has not finalized its accounting for the acquisition. Further analysis of the fair values assigned to the net assets acquired and related tax impacts are ongoing. Accordingly, the purchase price allocation could change significantly.

In the third quarter of 2021, an adjustment to increase goodwill by $50 was made to the initial amounts recorded, which relates to additional consideration paid by the Company to the seller as part of the final working capital adjustment. Additionally, there was a net adjustment to decrease goodwill by $2,092 and increases to the values assigned to the intangible assets by $2,200, comprised of a $1,500 increase to developed technology, $400 increase to in-process developed technology and a $300 increase to customer relationships, resulting in a $108 increase to deferred tax liabilities. The changes in the value of the intangible assets resulted in an increase in amortization expense of $447 during the three months ended September 30, 2021.

Giving effect to these adjustments, the Company recorded a net deferred income tax liability of $2,373 related to the intangible assets recorded in the acquisition accounting. Goodwill of $159,685 was recorded at the time of acquisition and was adjusted to $157,643 in the third quarter of 2021. Goodwill arising from the acquisition has been preliminarily assigned to the Company’s B2C and B2B segments. The Company expects the B2B segment to benefit from the synergies of the combination. Following the acquisition, Coolbet’s operations are reported in the B2C segment. Refer to Note 13 for the revenue and segment results of Coolbet since the acquisition date.

The Company incurred total acquisition-related costs of $1,309, of which $290 were recorded during the nine months ended September 30, 2021. The remaining costs were incurred in 2020.

Pro Forma Operating Results

The operating results of Coolbet have been included in the condensed consolidated financial statements, beginning on January 1, 2021. The following unaudited pro forma information presents the consolidated financial information as if the Coolbet acquisition had occurred on January 1, 2020. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense resulting from the intangible assets acquired, share-based compensation related to unvested replacement awards and an adjustment to reflect the Company’s income tax rate. Acquisition costs of $1,309 are also included as a nonrecurring charge. Such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2020 or of the results that may occur in the future.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$18,437	$47,181
Net loss	$(5,072)	$(20,393)
Loss per share, basic and diluted	$(0.15)	$(0.66)

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Capitalized software development costs	$32,957	$26,507
Development in progress	6,106	2,641
Total capitalized software development costs	39,063	29,148
Less: accumulated amortization	(24,851)	(22,500)
Total	$14,212	$6,648

At September 30, 2021, development in progress primarily represented costs associated with new proprietary content and enhancements to the software platform, as well as integration of Coolbet’s sportsbook into the B2B platform. The new B2B sportsbook technology is expected to be placed in service in the first half of 2022.

Amortization expense related to capitalized software development costs was $994 and $667 for the three months ended September 30, 2021 and 2020, respectively, and $2,641 and $2,038 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2021 were as follows:

	B2B	B2C	Total
Balance at January 1, 2021	$—	$—	$—
Goodwill acquired in Coolbet acquisition	67,547	92,138	159,685
Reallocation of goodwill (1)	10,859	(10,859)	—
Measurement period adjustments (Note 4)	(1,003)	(1,039)	(2,042)
Effect of foreign currency translation	(3,894)	(4,734)	(8,628)
Balance at September 30, 2021	$73,509	$75,506	$149,015

(1)	During the third quarter of 2021, the preliminary allocation of goodwill was refined to allocate the goodwill between the segments based on each reporting unit’s estimated relative enterprise value, and their respective acquired assets and assumed liabilities. The acquired assets include intangible assets that are expected to be used within the Company’s B2C and B2B segments.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

		September 30, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$28,038	$(7,010)	$21,028
In-process technology	—	8,336	—	8,336
Customer relationships	3.0 years	5,589	(1,397)	4,192
Trade names and trademarks	10.0 years	5,828	(751)	5,077
Gaming licenses	6.6 years	2,005	(1,117)	888
		$49,796	$(10,275)	$39,521

		December 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	3.0 years	$343	$(343)	$—
Gaming licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468

In-process technology consists of a proprietary technical platform (refer to Note 4 – Acquisition of Vincent Group p.l.c.). The technology is expected to be completed and placed in service in the first half of 2022, after which it will be amortized over its estimated useful life.

Amortization expense related to intangible assets was $3,356 and $29 for the three months ended September 30, 2021 and 2020, respectively, and $9,319 and $97 for the nine months ended September 30, 2021 and 2020, respectively. The estimated amortization expense for the next five years is as follows: $3,007 for the remainder of 2021; $12,019 for 2022; $12,000 for 2023; $644 for 2024; $631 for 2025.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Content licensing fees	$2,304	$1,984
Income taxes	2,794	17
Sales taxes	1,267	756
Other	583	606
Total	$6,948	$3,363

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 8 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Revenue share due to SIM customers	$2,107	$2,520
Contract liabilities	586	1,083
Operating lease liabilities	491	262
Other	866	202
Total	$4,050	$4,067

Revenue share due to SIM customers represents the fees collected for in-game virtual credit purchases made by end-user players due to SIM casino operator customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 9 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors. Such grants may be issued as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants, stock units, and other equity awards for issuance to employees, consultants or non-employee directors. On January 20, 2021, the 2020 Plan provided for grants of up to 5,865,414 shares. At September 30, 2021, there were 455,910 shares available for future issuance under the 2020 Plan. Share-based awards are issued at no less than fair market value of an ordinary share on the date of grant.

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s ordinary shares on the date of grant. Stock option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years.

During the nine months ended September 30, 2021, the Board of Directors approved the issuance of options to purchase 1,730,310 ordinary shares to employees, including executives and certain long-standing employees under the 2020 Plan.

In addition, in accordance with the acquisition agreement, the Company issued 67,830 replacement stock option awards to continuing employees of Coolbet. The fair value of the replacement stock options will be recognized ratably over the remaining service period, ranging from one to three years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the stock option activity as of and for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,061,859	$8.06	8.5	$37,410
Granted	1,798,140	21.91
Exercised	(279,128)	2.96
Forfeited/expired or cancelled	(311,890)	21.28
Outstanding at September 30, 2021	4,268,981	$13.26	8.2	$21,757
Options exercisable at September 30, 2021	1,943,931	$5.41	7.1	$19,631

The Company recorded equity-settled share-based compensation expense related to stock options of $1,758 and $650 for the three months ended September 30, 2021 and 2020, respectively, and $4,809 and $5,095 for the nine months ended September 30, 2021 and 2020, respectively. The share-based compensation expense for the nine months ended September 30, 2020 includes $3,881 from acceleration of vesting of awards in connection with the Company’s initial public offering. At September 30, 2021, there was $20,944 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

The grant date fair value of each stock option grant was determined using the following weighted average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected stock price volatility	61.38%	72.64%
Expected term (in years)	4.95	5.0
Risk-free interest rate	0.75%	0.33%
Dividend yield	0%	0%

The weighted average grant date fair value of options granted was $8.00 and $12.03 for the three months ended September 30, 2021 and 2020, respectively, and $11.49 and $9.60 for the nine months ended September 30, 2021 and 2020, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee stock options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the stock options and the date on which share-based compensation will be settled.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

For the period prior to the Company’s initial public offering in May 2020, expected volatility was determined by reference to the historic volatility of GAN UK’s share price on the AIM, the London Stock Exchange. The risk-free interest rate for the expected term of the option was based on the U.K. Gilt yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

In 2020, the Company recorded a liability for social taxes and income taxes related to certain unexercised legacy options at the time of the Share Exchange. The Company accounted for the required cash payment as a cash-settled share-based compensation transaction. The related liability for the future cash payment related to employee and employer taxes on outstanding unexercised legacy options of $565 and $826 at September 30, 2021 and December 31, 2020, respectively, is recorded in Accrued compensation and benefits in the condensed consolidated balance sheets. The Company recorded an expense (benefit) of $(58) and $(416) related to these options during the three months ended September 30, 2021 and 2020, respectively, and $(239) and $2,407 during the nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock Units

On March 9, 2021, the Board of Directors approved the issuance of 10,358 restricted stock units to its non-employee directors. The restricted stock units vest over one year from the date of grant with 25% vesting per quarter. The value of restricted stock units is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock units were issued with a grant date fair value of $25.10 per share. During the nine months ended September 30, 2021, 7,768 restricted stock units vested and as of September 30, 2021, 2,590 restricted stock units remained outstanding. The Company recorded share-based compensation expense related to the restricted stock units of $65 and $195 for the three and nine months ended September 30, 2021, respectively. At September 30, 2021, there was $65 of total unrecognized compensation cost related to nonvested restricted stock units. The remaining cost is expected to be recognized during the next three months. The total fair value of the restricted stock units that vested during the nine months ended September 30, 2021 was $195.

A summary of the restricted stock unit activity as of and for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	10,358	25.10
Vested	(7,768)	25.10
Forfeited/expired or cancelled	—	—
Outstanding at September 30, 2021	2,590	$25.10

Restricted Stock Awards

In June 2020, the Board of Directors approved the issuance of 93,680 restricted stock awards to the Chief Executive Officer and non-employee directors. The restricted stock awards vest one year from the date of grant. The value of restricted stock is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock awards were issued with a grant date fair value of $18.19 per share. The Company recorded share-based compensation expense related to the restricted stock awards of $0 and $429 for the three months ended September 30, 2021 and 2020, and $770 and $504 during the nine months ended September 30, 2021 and 2020, respectively. The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2021 was $1,704.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

2020 Employee Stock Purchase Plan

The Board of Directors established the 2020 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company’s shareholders in July 2021. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The ESPP provides initially for 300,000 ordinary shares to be sold and increases on February 1, 2022 and on each subsequent February 1 through and including February 1, 2030, equal to the lesser of (i) 0.25 percent of the number of ordinary shares issued and outstanding on the immediately preceding December 31, or (ii) 100,000 ordinary shares, or (iii) such number of ordinary shares as determined by the Board of Directors.

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. Currently, an offering period is defined as a three-month duration commencing on or about January, April, July and October of each year. Also, one purchase period is included within each offering period. The Company plans to commence its first offering period and first purchase period in 2022.

NOTE 10 — INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense (1)	$—	$2	$1	$395
Interest income	—	—	—	(3)
Interest expense, net	$—	$2	$1	$392

(1)	Interest expense includes interest on a related party loan of $385 during the nine months ended September 30, 2020. Refer to Note 15 – Related Party Transactions.

NOTE 11 — LOSS PER SHARE

Loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, basic and diluted, during the period.

Potentially dilutive securities consisting of certain stock options, nonvested restricted stock and restricted stock units were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	4,268,981	3,146,059	4,268,981	3,146,059
Restricted stock awards	—	93,680	—	93,680
Restricted stock units	2,590	—	2,590	—
Total	4,271,571	3,239,739	4,271,571	3,239,739

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 12 — REVENUE

The following table reflects revenue recognized for the three and nine months ended September 30, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$22,671	$788	$64,840	$888
Revenue from services delivered over time	9,590	9,478	29,891	25,371
Total	$32,261	$10,266	$94,731	$26,259

During the three months ended September 30, 2021, revenues recognized at a point in time was $22,671, of which $21,093 related to gaming revenues and $1,578 related to development services and other revenues. During the nine months ended September 30, 2021, revenues recognized at a point in time was $64,840, of which $59,387 related to gaming revenues and $5,453 related to development services and other revenues. Revenues recognized at a point in time during the three and nine months ended September 30, 2020 were related to development services and other revenues.

During the three months ended September 30, 2021 and 2020, one customer in the B2B segment generated revenue of $4,747 and $3,818 and represented 14.7% and 37.2% of total revenues, respectively. During the nine months ended September 30, 2021 and 2020, one customer in the B2B segment generated revenue of $12,661 and $11,826, and represented 13.4% and 45.0% of total revenues, respectively.

Contract and Contract-Related Liabilities

The Company has four types of liabilities related to contracts with customers: (i) cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed, (ii) incentive program obligations, which represents the deferred allocation of revenue relating to incentives in the online gaming operations, (iii) user balances, which are funds deposited by customers before gaming play occurs and (iv) unpaid winnings and wagers contributed to jackpots. These liabilities are expected to be recognized as revenue within one year of being purchased, earned or deposited. Such liabilities are recorded in Liabilities to users and Other current liabilities in the condensed consolidated balance sheets.

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract liabilities from advance customer payments, beginning of the period	$581	$1,865	$1,083	$3,023
Contract liabilities from advance customer payments, end of the period	586	1,561	586	1,561
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	—	1,187	403	2,201

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 13 — SEGMENT REPORTING

Effective January 1, 2021, the Company completed the acquisition of Coolbet (Note 4), which caused the composition of its reportable segments to change. Accordingly, the Company implemented a segment reorganization to align its segment reporting with its revised operating structure. The Company’s new reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. The B2C segment includes the operations of Coolbet since the date of acquisition. Coolbet develops and operates a B2C online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador and Peru) and North America (Canada).

The segment information has been recast to conform to the reporting structure in effect after the segment reorganization that was effective January 1, 2021. The Company has combined its previous two reportable segments, RMiG and SIM, into one reportable segment, B2B, for the three and nine months ended September 30, 2020.

Information reported to the Company’s Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), for the purpose of resource allocation and assessment of the Company’s segmental performance is primarily focused on the origination of the revenue streams. The CODM evaluates performance and allocates resources based on the segment’s revenue and gross profit. Segment gross profit represents the gross profit earned by each segment without allocation of each segment’s share of depreciation and amortization expense, sales and marketing expense, product and technology expense, general and administrative expense, interest costs and income taxes.

Summarized financial information by reportable segments for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$11,168	$21,093	$32,261	$10,266	$—	$10,266
Cost of revenue(1)	3,583	7,218	10,801	3,083	—	3,083
Segment gross profit	$7,585	$13,875	$21,460	$7,183	$—	$7,183

(1) Excludes depreciation and amortization

	Nine Months Ended September 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$35,344	$59,387	$94,731	$26,259	$—	$26,259
Cost of revenue(1)	8,632	21,244	29,876	6,898	—	6,898
Segment gross profit	$26,712	$38,143	$64,855	$19,361	$—	$19,361

(1)	Excludes depreciation and amortization

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross profit (1)	$21,460	$7,183	$64,855	$19,361
Sales and marketing	5,657	1,277	15,238	3,782
Product and technology	4,634	1,896	13,539	8,093
General and administrative (1)	12,895	6,120	35,232	16,297
Depreciation and amortization	4,646	804	12,758	2,373
Interest expense, net	—	2	1	392
Loss before income taxes	$(6,372)	$(2,916)	$(11,913)	$(11,576)

(1)	Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
B2B:
Platform and content fees	$8,743	$6,914	$27,252	$19,269
Development services and other	2,425	3,352	8,092	6,990
Total B2B revenue	$11,168	$10,266	$35,344	$26,259

B2C:
Sportsbook	$7,886	$—	$27,794	$—
Casino	12,323	—	29,306	—
Poker	884	—	2,287	—
Total B2C revenue	$21,093	$—	$59,387	$—
Total revenue	$32,261	$10,266	$94,731	$26,259

Revenue by location of the customer for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$9,100	$8,662	$29,181	$21,957
Europe	11,598	1,594	36,855	4,272
Latin America	9,854	—	23,711	—
Rest of the world	1,709	10	4,984	30
Total	$32,261	$10,266	$94,731	$26,259

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 14 — INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic (Bermuda)	$—	$—	$—	$—
Foreign (Non-Bermuda)	1,548	(3)	3,201	312
Total	$1,548	$(3)	$3,201	$312

The Company’s effective income tax rate was (24.3)% and 0.1% for the three months ended September 30, 2021 and 2020, respectively, and (26.9)% and (2.7)% for the nine months ended September 30, 2021 and 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

The difference between the statutory tax rate of 0% in Bermuda, the Company’s country of domicile, and the effective income tax rate for the three and nine months ended September 30, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

NOTE 15 — RELATED PARTY TRANSACTIONS

In connection with the Share Exchange and Reorganization disclosed in Note 2, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent’s chief executive officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company’s operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in Interest expense, net, in the condensed consolidated statement of operations during the nine months ended September 30, 2020.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation, which are considered other than routine legal proceedings. The Company believes the ultimate disposition or resolution of its routine legal proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gambling content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements grant the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers is committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company is required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees are paid systematically over the initial five-year terms. Additional payments could be required if the Company’s total revenue generated from the licensed content exceed certain stipulated thresholds. Under the terms of the Agreements, the Content Providers are to remit the cash flows from the online gambling content with its existing customers to the Company during the exclusivity period.

The Agreements provide that the games software will reside and be deployed from the suppliers’ remote gaming servers. Although the Company could run the games software on its platform, the Company does not have the contractual right to take possession of the software and ownership of the software does not transfer to the Company. The Company is accounting for the respective hosting arrangements as service contracts. The Company expects to have access to the available gaming content on the remote gaming servers in the fourth quarter of 2021. Total fixed service fees under the Agreements, net of payments received from the Content Providers, will be expensed ratably over the term of the Agreements commencing upon initial access to the remote gaming servers. Any variable payments required upon reaching certain revenue milestones to the Content Providers will be expensed in the period incurred.

As of September 30, 2021, the Company has recorded prepaid service fees of $8.5 million in Other assets in the condensed consolidated balance sheet.

The Company expects to make fixed payments of $8.0 million in the fourth quarter of 2021 and $8.0 million in each of the years 2022 through 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2020 Form 10-K as supplemented in our Current Report on Form 8-K filed with the SEC on August 20, 2021.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current expectations and views of future events based on certain assumptions, and include any statement that does not directly relate to a historical fact. For example, statements in this Quarterly Report on Form 10-Q may include the potential impact of the COVID-19 pandemic on our business and operations, the expected timing of government approvals or opening of new regulated markets for online gaming, our financial guidance and expectations or targets for our operations, anticipated revenue growth or operating synergies related to our acquisition of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet”, and expectations about our ability to effectively execute our business strategy and expansion goals. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” or other similar expressions.

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in these forward-looking statements. Factors that might cause such differences are described in “Item 1A. Risk Factors” in our 2020 Form 10-K.

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

Overview

GAN Limited was incorporated and registered in Bermuda in 2020. GAN plc, our previous parent company, began its operations in the U.K. in 2002. In May 2020, pursuant to a statutory Scheme of Arrangement, the shareholders of GAN plc exchanged their shares in GAN plc for shares in GAN Limited, thereby migrating the Company’s jurisdiction of organization from the U.K. to Bermuda. Pursuant to that Scheme of Arrangement, GAN Limited became the parent company of GAN plc. GAN plc was thereafter renamed GAN (UK) Limited (“GAN UK”). At the same time we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares for net proceeds of $57.4 million. In December 2020, we conducted a follow-on offering under which we sold 6,790,956 ordinary shares and raised net proceeds of $98.5 million.

Effective January 1, 2021, the acquisition of Coolbet, caused the composition of our reportable segments to change. Our new reportable segments are B2B and B2C.

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

The B2C segment includes the operations of Coolbet since the date of acquisition. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada). In 2021, Coolbet won two prestigious awards at the International Gaming Awards in London - Mobile Sports Product of the Year and Innovator of the Year - in recognition of our significant impact in the mobile sports betting industry.

Our net loss was $7.9 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $15.1 million and $11.9 million for the nine months ended September 30, 2021 and 2020, respectively. Our results of operations for the three and nine months ended September 30, 2021 includes the financial results of Coolbet for the entire period, and accordingly, are not directly comparable to our condensed consolidated results of operations for the three and nine months ended September 30, 2020.

In January 2021 we simultaneously launched three operator customers in the state of Michigan as it opened its market to real money iGaming (“RMiG”). Subsequently, we expanded our footprint into additional states and have launched our iGaming solutions in Tennessee, Colorado and Arizona. We further launched our iGaming solution in Connecticut in October 2021, and anticipate that additional states such as Louisiana and Maryland will allow for the operation of RMiG during 2021, which would further increase our total addressable market in the United States, along with other states that may regulate RMiG in the future.

To meet this demand and serve our growing number of U.S. casino operator clients, we continue to invest in our software engineering capabilities and expand our operational support. The largest drivers of our operating costs generally relate to investments in talent (having increased our global headcount from 440 at January 1, 2021, inclusive of Coolbet employees, to 639 at September 30, 2021), technology and corporate infrastructure, as well as increased marketing spend with a focus on increasing and retaining B2C end-users.

We believe that our current technology is highly scalable and can support the launch of our product offerings for new customers and in new jurisdictions. We expect to improve our profitability through increased revenues from:

●	organic growth of our existing casino operators,
●	expansion into newly regulated jurisdictions with existing and new customers,
●	margin expansion driven by the integration of Coolbet’s sports betting technology in our B2B product offerings,
●	revenue and margin expansion from the roll-out of our Super RGS content offering to B2C operators who are not already clients, and
●	organic growth of our B2C business in existing and new jurisdictions.

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

During the nine months ended September 30, 2021, there were no material changes to our accounting policies that we believe are critical to an understanding of financial condition and results of operations. Our critical accounting policies are disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, and have been updated below as a result of our Coolbet acquisition on January 1, 2021.

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

Consolidated Results of Operations

On January 1, 2021, we completed our acquisition of Coolbet which was accounted for as a business combination under ASC 805, Business Combinations. The following discussion of our results of operations for the three and nine months ended September 30, 2021 includes the financial results of Coolbet for the entire period, and accordingly, are not directly comparable to our condensed consolidated results of operations for the three and nine months ended September 30, 2020. For that reason, we have included a discussion of our quarterly results for the three months ended September 30, 2021 compared to the immediately preceding three months ended June 30, 2021. Our B2B segment results for the three and nine months ended September 30, 2020 are comprised of our legacy business operations prior to the acquisition of Coolbet.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Change
	September 30, 2021	June 30, 2021	Amount	Percent
(dollars in thousands)
Revenue	$32,261	$34,628	$(2,367)	(6.8)%
Operating costs and expenses
Cost of revenue(1)	10,801	10,356	445	4.3%
Sales and marketing	5,657	5,480	177	3.2%
Product and technology	4,634	4,055	579	14.3%
General and administrative (1)	12,895	12,326	569	4.6%
Depreciation and amortization	4,646	4,149	497	12.0%
Total operating costs and expenses	38,633	36,366	2,267	6.2%
Operating loss	(6,372)	(1,738)	(4,634)	n.m.
Interest expense, net	—	—	—	—%
Loss before income taxes	(6,372)	(1,738)	(4,634)	n.m.
Income tax expense	1,548	992	556	56.0%
Net loss	$(7,920)	$(2,730)	$(5,190)	n.m.

(1) Excludes depreciation and amortization

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended		Percentage of Revenue		Change
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	Amount	Percent
(dollars in thousands)
United States	$9,100	$8,608	28.2%	24.9%	$492	5.7%
Europe	11,598	14,193	36.0%	41.0%	(2,595)	(18.3)%
Latin America	9,854	10,254	30.5%	29.6%	(400)	(3.9)%
Rest of the world	1,709	1,573	5.3%	4.5%	136	8.6%
Total revenue	$32,261	$34,628	100.0%	100.0%	$(2,367)	(6.8)%

Revenue

Revenue decreased $2.4 million primarily due to decreased revenue of $2.9 million within the B2C segment as a result of decreased margins in our sportsbook revenue stream. Despite an increase in the number of active players, B2C segment revenues decreased due to lower sports margins from sporting event results which were less favorable to the Company during the third quarter, as compared to the prior period. The decrease was partially offset by a $0.5 million increase in revenue within the B2B segment, driven primarily by new hardware sales of $1.5 million during the third quarter, offset by decreases in platform and content fee revenue and development service revenue of $0.6 million and $0.4 million, respectively.

On a geographic basis, revenue decreased across our larger international markets primarily due to decreased margins from our sportsbook products within the B2C segment as event results were less favorable during the third quarter as compared to the prior period. The increase in revenue in the United States as compared to the prior period was primarily the result of hardware sales within the B2B segment during the third quarter.

Cost of Revenue

Cost of revenue increased $0.4 million due to a $1.3 million increase in the cost of revenue within the B2B segment, primarily driven by $1.1 million associated with hardware sales during the third quarter, partially offset by a $0.8 million decrease in the cost of revenue within the B2C segment attributable to lower gaming duties and processing fees.

Sales and Marketing

Sales and marketing expense increased $0.2 million primarily due to a $0.3 million increase in marketing and advertising costs within the B2C segment as we continue to expand our footprint within new and existing international markets.

Product and Technology

Product and technology expense increased $0.6 million primarily related to the hiring of developers to meet increased demand for our technology by new and existing customers, coupled with a lower rate of capitalization during the third quarter with respect to our product and technology costs and developer salaries, as compared to the prior period.

General and Administrative

General and administrative expense increased $0.6 million primarily attributable to unfavorable foreign currency effects of $0.5 million, as well as increased office-related expenses of $0.4 million due to the opening of new offices in Miami and the United Kingdom and expansion of our existing offices in Nevada and Estonia. These increases were partially offset by decreased costs, including lower professional service fees of $0.4 million due to audit, accounting and tax consulting service fees primarily related to the Coolbet acquisition that did not recur during the third quarter.

Depreciation and amortization

Depreciation and amortization expense increased $0.5 million primarily due to increases to the values assigned to the intangible assets recognized in the acquisition of Coolbet in the third quarter of 2021.

Income Tax Expense

We recorded income tax expense of $1.5 million for the three months ended September 30, 2021, reflecting an effective tax rate of (24.3)%, compared to $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (57.1)%. The difference between the statutory tax rate of 0% in Bermuda, our country of domicile, and the effective income tax rate for the three months ended September 30, 2021 and June 30, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
(dollars in thousands)
Revenue	$94,731	$26,259	$68,472	n.m.
Operating costs and expenses
Cost of revenue (1)	29,876	6,898	22,978	n.m.
Sales and marketing	15,238	3,782	11,456	n.m.
Product and technology	13,539	8,093	5,446	67.3%
General and administrative (1)	35,232	16,297	18,935	n.m.
Depreciation and amortization	12,758	2,373	10,385	n.m.
Total operating costs and expenses	106,643	37,443	69,200	n.m.
Operating loss	(11,912)	(11,184)	(728)	(6.5)%
Interest expense, net	1	392	(391)	(99.7)%
Loss before income taxes	(11,913)	(11,576)	(337)	(2.9)%
Income tax expense	3,201	312	2,889	n.m.
Net loss	$(15,114)	$(11,888)	$(3,226)	(27.1)%

(1) Excludes depreciation and amortization

n.m. = not meaningful

Geographic Information

The following table sets forth our revenues by geographic region for the periods indicated:

	Nine Months Ended September 30,		Percentage of Revenue		Change
	2021	2020	2021	2020	Amount	Percent
(dollars in thousands)
United States	$29,181	$21,957	30.8%	83.6%	$7,224	32.9%
Europe	36,855	4,272	38.9%	16.3%	32,583	n.m.
Latin America	23,711	—	25.0%	—%	23,711	n.m.
Rest of the world	4,984	30	5.3%	0.1%	4,954	n.m.
Total revenue	$94,731	$26,259	100.0%	100.0%	$68,472	n.m.

n.m. = not meaningful

Revenue

Revenue increased $68.5 million compared to the prior year period, primarily due to the inclusion of Coolbet within our results which resulted in $59.4 million of revenue recognized within the B2C segment during the nine months ended September 30, 2021. The remaining increase of $9.1 million within the B2B segment was primarily a result of organic growth, increased customer launches inclusive of new US RMiG customers and jurisdictions which contributed $4.5 million, and patent licensing of $3.0 million, partially offset by a decrease in development revenue of $1.9 million primarily due to decreases associated with FanDuel’s migration to their own player wallets in 2020.

Revenue increased across each of our geographies during the nine months ended September 30, 2021 as compared to the prior year period. Revenue from the United States increased $7.2 million, driven primarily by patent licensing revenue of $3.0 million, expanded legalization of RMiG and sports betting in additional U.S. states, and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Revenue from customers in Europe increased $32.6 million primarily due to the inclusion of B2C revenue in Northern Europe of $31.2 million and increased B2B revenue from Italy of $1.9 million, partially offset by a decrease of $0.3 million in game development revenues. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

Cost of Revenue

Cost of revenue increased $23.0 million compared to the prior period, primarily due to the inclusion of Coolbet within our results which resulted in $21.2 million of cost of revenue recognized within the B2C segment during the nine months ended September 30, 2021. The remaining increase of $1.7 million within the B2B segment was primarily due to increased content license fees in line with the increase in related revenue.

Sales and Marketing

Sales and marketing expense increased $11.5 million compared to the prior period, primarily due to the inclusion of Coolbet within our results which resulted in $10.2 million of sales and marketing expense recognized during the nine months ended September 30, 2021. The remaining $1.3 million increase in sales and marketing expense was driven by an increase in personnel costs due to increased headcount within our sales and marketing functions, with a focus on increasing customers in new and existing jurisdictions.

Product and Technology

Product and technology expense increased $5.4 million compared to the prior period, of which $12.4 million related to higher salaries and related employee costs as we continued to increase our development and related capabilities through the hiring of developers to meet higher demand for our technology by new and existing customers. This increase was offset by higher capitalized development costs of $5.6 million, which is reflective of an increased rate of capitalization during the nine months ended September 30, 2021 when compared to the prior year period. The above increase of $6.8 million, net of capitalized costs, was offset by a decrease of $2.5 million in share-based compensation expenses for employees within our product and technology functions compared to the prior year period, primarily related to our initial public offering in May 2020. The remaining increase of $1.1 million was primarily attributable to the inclusion of Coolbet within our results ($0.9 million) for the first time following the acquisition in January 2021.

General and Administrative

General and administrative expense increased $18.9 million compared to the prior year period, primarily due to the inclusion of Coolbet within our results which resulted in $12.0 million of general and administrative expense recognized during the nine months ended September 30, 2021. The remaining $6.9 million increase was primarily attributable to (i) increased professional services related to Coolbet integration projects and related corporate infrastructure of $3.7 million, (ii) increased personnel and related costs (excluding share-based compensation) of $2.2 million as we grew our headcount in functions such as management, legal, compliance, human resources, and finance which resulted in a higher headcount, on average, by more than 50% within our general and administrative functions during the nine months ended September 30, 2021 compared to the prior year period (iii) unfavorable foreign currency effects of $1.4 million, (iv) higher corporate insurance costs of $1.1 million and (v) higher technology costs of $0.8 million in support of our continued growth. The increase was partially offset by $2.8 million of expenses incurred during the prior year period related to our initial public offering that did not recur during the nine months ended September 30, 2021.

Within our operating expense, share-based compensation and related expenses across sales and marketing, product and technology, and general and administrative decreased $3.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to expenses of $7.1 million recognized during the nine months ended September 30, 2020 in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 of $3.9 million and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period of $3.2 million (as compared to a benefit $0.2 million in the current year period).

Depreciation and Amortization

Depreciation and amortization expense increased $10.4 million compared to the prior year period, including $9.2 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $3.2 million for the nine months ended September 30, 2021, reflecting an effective tax rate (26.9)%, compared to $0.3 million for the nine months ended September 30, 2020, reflecting an effective tax rate of (2.7)%. The difference between the statutory tax rate of 0% in Bermuda, our country of domicile, and the effective income tax rate for the nine months ended September 30, 2021 and 2020, was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment Revenue		Change
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$11,168	$10,646	100.0%	100.0%	$522	4.9%
Cost of revenue(1)	3,583	2,307	32.1%	21.7%	1,276	55.3%
B2B segment gross profit	$7,585	$8,339	67.9%	78.3%	$(754)	(9.0)%
B2C
Revenue	$21,093	$23,982	100.0%	100.0%	$(2,889)	(12.0)%
Cost of revenue(1)	7,218	8,049	34.2%	33.6%	(831)	(10.3)%
B2C segment gross profit	$13,875	$15,933	65.8%	66.4%	$(2,058)	(12.9)%

(1) Excludes depreciation and amortization

B2B Segment

B2B revenue increased $0.5 million primarily due to new hardware sales of $1.5 million during the third quarter offset by decreases in platform and content fee revenue and development service revenue of $0.6 million and $0.4 million, respectively.

B2B cost of revenue increased $1.3 million primarily due to $1.1 million of hardware costs associated with new hardware sales during the third quarter.

The B2B segment gross profit margin, which excludes depreciation and amortization, decreased $0.8 million from the second quarter, primarily as a result of decreased platform and content fee revenue driven by lower seasonal performance in Italy as compared to the prior period. These decreases were combined with decreased development service revenue compared to the prior period due to the volume and size of RMiG and SIM casino launches for new customers and in new jurisdictions for our existing customers, as compared to the second quarter.

B2C Segment

B2C revenue decreased $2.9 million primarily due to a $4.9 million decrease in sportsbook revenue resulting from decreased sportsbook margins. Despite an increase in the number of active players, B2C segment revenues decreased due to a decrease in sports margins from sporting event results which were less favorable to the Company during the third quarter compared to the prior period. The decrease was partially offset by organic growth in B2C’s casino and poker revenue streams of $2.0 million.

B2C cost of revenue decreased $0.8 million primarily due to lower gaming duties and processing fees of $0.7 million resulting from duties incurred at a lower rate in tiered jurisdictions and lower processing fees which vary across our geographic markets and are dependent on the volume of player deposits and withdrawals.

The B2C segment gross profit, which excludes depreciation and amortization, decreased by $2.1 million primarily due to the decrease in sports margins during the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our segment results for the periods indicated:

	Nine Months Ended September 30,		Percentage of Segment Revenue		Change
	2021	2020	2021	2020	Amount	Percent
(dollars in thousands)
B2B
Revenue	$35,344	$26,259	100.0%	100.0%	$9,085	34.6%
Cost of revenue(1)	8,632	6,898	24.4%	26.3%	1,734	25.1%
B2B segment gross profit	$26,712	$19,361	75.6%	73.7%	$7,351	38.0%
B2C
Revenue	$59,387	$—	100.0%	—%	$59,387	n.m.
Cost of revenue(1)	21,244	—	35.8%	—%	21,244	n.m.
B2C segment gross profit	$38,143	$—	64.2%	—%	$38,143	n.m.

(1) Excludes depreciation and amortization

n.m. = not meaningful

B2B Segment

B2B revenue increased $9.1 million primarily due to an increase in platform and content fee revenue of $8.0 million, which increased from $19.3 million during the nine months ended September 30, 2020 to $27.3 million for the nine months ended September 30, 2021. Of this increase, new RMiG jurisdictions in the United States and new casino operator customers since January 1, 2021 contributed $4.5 million during the nine months ended September 30, 2021, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Simulated gaming revenue within the B2B segment increased $2.3 million as compared to the prior year period.

Additionally, B2B development services and other revenue increased $1.1 million, of which $3.0 million was attributable to patent licensing fee revenue recognized during the nine months ended September 30, 2021. The increase was partially offset by a decrease in development revenue of $1.9 million primarily as a result of FanDuel’s migration to its own player wallet platform in 2020.

B2B cost of revenue increased $1.7 million primarily due to an increase in content licensing and processing fees of $2.5 million driven by the increase in related revenue, partially offset by decreases in other costs, primarily gaming duties and related expenses of $0.5 million which were incurred during the nine months ended September 30, 2020 associated with the online casino product offering we previously operated in the U.K. until September 2020, and lower costs of hardware sales of $0.2 million compared to the prior year period.

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $7.4 million primarily as a result of higher revenues attributable to organic growth in the business and patent licensing.

B2C Segment

Segment gross profit for B2C, which excludes depreciation and amortization, was $38.1 million, or 64.2% as a percentage of segment revenue, for the nine months ended September 30, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the Coolbet acquisition, which closed January 1, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA

Our management uses the non-GAAP measure Adjusted EBITDA to measure its financial performance. Specifically, it uses Adjusted EBITDA (1) as a measure to compare our operating performance from period to period, as it removes the effect of items not directly resulting from our core operations, and (2) as a means of assessing our core business performance against others in the industry, because it eliminates some of the effects that are generated by differences in capital structure, depreciation, tax effects and unusual and infrequent events.

We define Adjusted EBITDA as net income (loss) before interest expense (income), net, income taxes, depreciation and amortization, impairments, share-based compensation expense and related expense, initial public offering related costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net loss	$(7,920)	$(2,913)	$(15,114)	$(11,888)
Income tax expense (benefit)	1,548	(3)	3,201	312
Interest expense, net	—	2	1	392
Depreciation and amortization	4,646	804	12,758	2,373
Share-based compensation and related expense	1,765	737	5,535	8,794
Initial public offering transaction related	—	—	—	2,831
Tax related provisions	—	939	—	939
Adjusted EBITDA	$39	$(434)	$6,381	$3,753

Key Performance Indicators

Our management uses the following key performance indicators (“KPIs”) in reviewing trends and results of the business. These KPIs give our management an indication of the level of engagement between the player and our platforms. No estimation is necessary in quantifying these KPIs, nor do they represent U.S. GAAP measures. These KPIs are subject to various risks such as customer concentration, competition, licensing and regulation, and macroeconomic conditions. Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for further risks associated with our business which would affect these KPIs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
B2B Gross Operator Revenue (in millions)	$214.8	$142.3	$650.5	$413.3
B2B Active Player-Days (in millions)	9.0	7.5	27.6	22.1
B2B Average Revenue per Daily Active User	$24.00	$18.93	$23.60	$18.67
B2C Active Customers	198,884	N/A	306,259	N/A
B2C Marketing Spend Ratio	15%	N/A	14%	N/A

B2B Gross Operator Revenue

We define B2B Gross Operator Revenue as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports win from real money regulated sports betting. B2B Gross Operator Revenue, which is not comparable to financial information presented in conformity with U.S. GAAP, gives management and users of our financial statements an indication of the extent of transactions processed through our B2B corporate customers’ platforms and allows management to understand the extent of activity that the Company’s platform is processing.

The increase in gross operator revenue for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was driven primarily by expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Additional increases in Europe of RMiG and SIM were driven by organic growth from new and existing customers.

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

The increase in B2B Active Player-Days for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily attributable to the continued expansion of our existing customers into new states upon legislation (for example Michigan in January 2021), as well as new customers launched.

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

The increase in B2B ARPDAU in the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily the result of a larger proportion of revenue coming from higher-yield product offerings such as U.S. RMiG, as compared to lower-yield revenue streams such as our SIM product offerings.

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

B2C Marketing Spend Ratio

We define B2C Marketing Spend Ratio as the total B2C direct marketing expense for the period divided by the total B2C revenues. This metric allows management to measure the success of marketing costs during a given period. Additionally, this metric allows management to compare across jurisdictions and other subsets, as an additional indication of return on marketing investment.

Liquidity and Capital Resources

We have primarily funded our operations through cash generated from operations and cash on hand. In May 2020, we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares for net proceeds of $57.4 million and in December 2020, we conducted a follow-on offering under which we sold 6,790,956 ordinary shares for net proceeds of $98.5 million. In January 2021, we completed the acquisition of Coolbet for a purchase price of $218.1 million, including the issuance of 5,260,516 ordinary shares, replacement equity-based awards valued at $0.3 million and cash of $111.2 million, which was funded from the follow-on offering proceeds and available cash on hand.

Our primary source of liquidity for our working capital is cash flows generated from operations and our cash on hand of $50.3 million at September 30, 2021. Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, developing and maintaining our proprietary software platforms and acquiring property and equipment.

During the nine months ended September 30, 2021, we entered into Content Licensing Agreements (the “Agreements”) with two third-party gambling content providers specializing in developing and licensing interactive games. The Agreements grant us exclusive rights to use and distribute the online gaming content in North America. Each of the content providers is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, we are required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees are paid systematically over the initial five-year terms. Additional payments could be required if our total revenue generated from the licensed content exceed certain stipulated thresholds.

We expect our capital expenditures to continue to increase in the immediate future, as we seek to expand our business through organic growth and potential business acquisitions. Specifically, the key elements of our growth strategy include, but are not limited to, the expansion of our gaming content on our platform, primarily through the Agreements, our anticipated launch of the B2B sportsbook technology solution in North America in the first half of 2022, the continued integration of Coolbet’s sports betting technology and international B2C operations, the launch of regulated gaming in new U.S. states and potential business acquisitions.

The execution of our growth strategy will require significant capital expenditures estimated at $17.2 million to $20.5 million to be spent through December 2022. We expect to continue investing in our products and technologies as we seek to scale our business.

We believe cash generated from operations and cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also seek to enhance our competitive position through additional complementary acquisitions in both existing and new markets. Therefore, from time to time, we may access the equity or debt markets to raise additional funds to finance potential acquisitions.

To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

We do not currently have any credit facilities or similar debt arrangements in place and cannot provide any assurance as to the availability or terms of any future financing that we may require to support our operations. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, any of which could have an adverse impact on our business and financial prospects.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Net cash provided by (used in) operating activities	$3,360	$(3,835)	$7,195	n.m.
Net cash used in investing activities	(104,640)	(3,684)	(100,956)	n.m.
Net cash provided by financing activities	141	55,329	(55,188)	(99.7)%
Effect of foreign exchange rates on cash	(1,210)	(489)	(721)	n.m.
Net increase (decrease) in cash	$(102,349)	$47,321	$(149,670)	n.m.

n.m. = not meaningful

Operating Activities

Net cash provided by (used in) operating activities increased $7.2 million primarily resulting from a decrease in net loss (after adjustments to reconcile net loss to cash flows from operations) of $7.8 million. The increase in net cash provided by operating activities was partially offset by an unfavorable change in operating assets and liabilities, primarily due to payments totaling $8.5 million to third-party gambling content providers for the rights to use and distribute their online gaming content in North America.

Investing Activities

Net cash used in investing activities increased $101.0 million primarily as a result of $92.5 million cash paid for the acquisition of Coolbet, net of cash acquired and a $7.7 million increase in spend for capitalized software development costs primarily related to $5.3 million invested in relation to new customer launches, product enhancements, and new features, and $2.4 million for the B2B sportsbook technology solution in North America.

Financing Activities

Net cash provided by financing activities decreased by $55.2 million primarily due to $57.4 million in proceeds from our U.S. initial public offering in May 2020 that did not recur during the nine months ended September 30, 2021, and a decrease in cash proceeds on the exercise of employee share options of $1.4 million. The decrease was partially offset by decreased payments of offering costs of $1.1 million and cash consideration paid to the previous shareholders of GAN plc pursuant to the May 2020 Scheme of Arrangement of $2.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that (1) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only relative and not absolute assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business.

The outcome of litigation is inherently uncertain. If one or more matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, both known and unknown, including those described in Part I, Item 1A of our 2020 Form 10-K under the heading “Risk Factors,” any of which, alone or in combination with other, could cause our actual operating results and financial condition to vary materially from past, or from anticipated future operating results or financial condition. There have been no material changes from the risk factors as disclosed in our 2020 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
10.1+	Employment Agreement with Michael Arouh
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.[1]

+ Indicates management contract or compensatory plan or arrangement.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: November 12, 2021	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)

