Form 10-Q/A
period 2021-03-31
GAN Ltd
filed 2022-04-15
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

GAN Ltd, (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate our previously issued unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021, contained in the Original Form 10-Q (the “Restatement”).

Restatement Background

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2021, the Company performed reviews of various process and the Company identified errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. Based on this review, the Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process, and determined that a portion of the initial revenue recognized at the onset of certain customer contracts should instead have been recognized over the full term of the contract as the performance obligations were not complete during the periods at which such revenues were recognized. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $1.1 million for the three months ended March 31, 2021. See Note 2 — Restatement of Prior Financial Information, for additional information.

The Company’s management and the Audit Committee of the Company’s Board of Directors determined that a material weakness existed in the Company’s internal control over financial reporting due to the lack of precision of management review controls that would prevent or detect material misstatements. This material weakness in the Company’s internal control over financial reporting resulted in the overstatement of capitalized software development costs and accelerated recognition of revenues during the period. As such, Item 4 of Part I has been amended for our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

The Amendment sets forth the information in the Original Filing in its entirety, as adjusted for the effects of the Restatement. The following items have been amended to reflect the Restatement:

● Part I, Item 1, Financial Statements

● Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4, Controls and Procedures

● Part II, Item 1A, Risk Factors

● Part II, Item 6, Exhibits

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

2

GAN LIMITED

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
	(Restated)
ASSETS
Current assets
Cash	$52,185	$152,654
Accounts receivable, net of allowance for doubtful accounts of $178 and $100 at March 31, 2021 and December 31, 2020, respectively	12,170	6,818
Prepaid expenses	2,800	1,912
Other current assets	3,423	2,112
Total current assets	70,578	163,496

Capitalized software development costs, net	7,715	6,648
Goodwill	152,734	—
Intangible assets, net	43,855	468
Other assets	3,926	2,634
Total assets	$278,808	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,329	$4,926
Accrued compensation and benefits	6,127	4,956
Accrued expenses	4,414	3,363
Liabilities to users	6,916	—
Other current liabilities	3,733	4,067
Total current liabilities	25,519	17,312

Deferred income taxes	2,167	—
Other noncurrent liabilities	1,719	370
Total liabilities	29,405	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,004,100 and 36,635,362 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	419	365
Additional paid-in capital	312,715	203,842
Accumulated deficit	(51,376)	(45,766)
Accumulated other comprehensive loss	(12,355)	(2,877)
Total stockholders’ equity	249,403	155,564
Total liabilities and stockholders’ equity	$278,808	$173,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Restated)
Revenues	$27,118	$7,670

Operating costs and expenses
Cost of revenues (1)	8,719	1,692
Sales and marketing	4,101	863
Product and technology	5,243	1,024
General and administrative (1)	10,009	2,391
Depreciation and amortization	3,994	853
Total operating costs and expenses	32,066	6,823
Operating income (loss)	(4,948)	847
Interest expense, net	1	8
Income (loss) before income taxes	(4,949)	839
Income tax provision	661	145
Net income (loss)	$(5,610)	$694

Income (loss) per share
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

Weighted average ordinary shares outstanding
Basic	41,986,083	21,512,225
Diluted	41,986,083	23,040,345

(1)	Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Restated)
Net income (loss)	$(5,610)	$694
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(9,478)	(1,320)
Comprehensive loss	$(15,088)	$(626)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss (Restated)	—	—	—	(5,610)	—	(5,610)
Share-based compensation expense	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 5)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 5)	—	—	297	—	—	297
Foreign currency translation adjustments	—	—	—	—	(9,478)	(9,478)
Balance at March 31, 2021	42,004,100	$419	$312,715	$(51,376)	$(12,355)	$249,403

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Share-based compensation expense	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$(5,610)	$694
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of software and intangible assets	3,755	792
Depreciation on property and equipment and finance lease right-of-use assets	239	61
Share-based compensation expense	1,632	295
Other	99	31
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,334)	(3,047)
Prepaid expenses and other current assets	(919)	(386)
Other assets	97	1,055
Accounts payable	(2,093)	(567)
Accrued compensation and benefits	(43)	598
Accrued expenses	1,528	(64)
Liabilities to users	1,808	—
Other liabilities	305	(901)
Net cash used in operating activities	(4,536)	(1,439)

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	(92,404)	—
Expenditures for capitalized software development costs	(1,762)	(534)
Purchases of gaming licenses	(34)	—
Purchases of property and equipment	(426)	(437)
Net cash used in investing activities	(94,626)	(971)

Cash Flows From Financing Activities
Payments of offering costs	(604)	(909)
Proceeds from exercise of stock options	315	87
Principal payments on finance leases	—	(44)
Net cash used in financing activities	(289)	(866)

Effect of foreign exchange rates on cash	(1,018)	(850)

Net decrease in cash	(100,469)	(4,126)
Cash, beginning of period	152,654	10,279
Cash, end of period	$52,185	$6,153

Supplemental Disclosure of Noncash Investing and Financing Activities:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 5)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 5)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	188	—

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

On January 1, 2021, the Company completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as Coolbet (Note 5). Coolbet is a developer and operator of an online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada).

NOTE 2 — RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2021, the Company has identified errors made in the Company’s historical condensed consolidated financial statements for the three months ended March 31, 2021. The errors primarily relate to (i) improperly capitalized costs for non-developers that did not meet the criteria of development activities in accordance with the applicable guidance and (ii) significant customization services provided during the set-up of RMiG instances, previously recognized at a point in time, which are only provided by the company and are not distinct. The related consideration should be allocated to the separately identifiable performance obligation consisting of access to the SaaS platform, recognized over time as the Company provides services to its customer in its delivery of services to the player end user. The impact of correcting the improperly capitalized costs is to reverse the capitalized costs and related amortization expense and recognize the expense within product and technology expense. The impact of correcting the revenues improperly recognized at a point in time is to reverse the revenues and recognize contract liabilities, as well as a pro-rata portion of the fixed fees as revenues for the period of the contract completed to date.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

The following table summarizes the effect of the Restatement on the condensed consolidated balance sheet as of March 31, 2021:

	As Reported	Adjustment	As Restated
Accounts receivable, net of allowance for doubtful accounts of $178 at March 31, 2021	$11,945	$225	$12,170
Capitalized software development costs, net	8,134	(419)	7,715
Total assets	279,002	(194)	278,808
Other current liabilities	3,944	(211)	3,733
Other noncurrent liabilities	559	1,160	1,719
Total liabilities	28,456	949	29,405
Accumulated deficit	(50,230)	(1,146)	(51,376)
Accumulated other comprehensive loss	(12,358)	3	(12,355)
Total stockholders’ equity	250,546	(1,143)	249,403
Total liabilities and stockholders’ equity	279,002	(194)	278,808

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the three months ended March 31, 2021:

	As Reported	Adjustment	As Restated
Revenue	$27,842	$(724)	$27,118
Product and technology	4,850	393	5,243
General and administrative (1)	10,011	(2)	10,009
Depreciation and amortization	3,963	31	3,994
Total operating costs and expenses	31,644	422	32,066
Operating loss	(3,802)	(1,146)	(4,948)
Loss before income taxes	(3,803)	(1,146)	(4,949)
Net loss	(4,464)	(1,146)	(5,610)
Loss per share, basic and diluted	$(0.11)	$(0.02)	$(0.13)

(1)	Excludes depreciation and amortization

The following table summarizes the effect of the Restatement on the condensed consolidated statement of cash flows for the three months ended March 31, 2021:

	As Reported	Adjustment	As Restated
Net loss	$(4,464)	$(1,146)	$(5,610)
Amortization of software and intangible assets	3,724	31	3,755
Accounts receivable	(5,109)	(225)	(5,334)
Other liabilities	(644)	949	305
Net cash used in operating activities	(4,145)	(391)	(4,536)
Expenditures for capitalized software development costs	(2,153)	391	(1,762)
Net cash used in investing activities	(95,017)	391	(94,626)

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 3 — BASIS OF PRESENTATION

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

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies included in “Note 3 – Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the year ended December 31, 2020. In addition to repeating some of these significant accounting policies, the Company has added significant accounting policies during the three months ended March 31, 2021 below.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, and may require significant adjustments to these reported balances in the future periods.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $9,478 and $1,320 for the three months ended March 31, 2021 and 2020, respectively.

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

Significant uncertainties exist concerning the magnitude of impact and duration of the COVID-19 pandemic. Management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these condensed consolidated financial statements. The Company has not experienced significant impacts to its liquidity to date as a result of COVID-19. COVID-19 may impact the Company’s ability to access capital to the extent it effects the U.S capital markets. The Company has assessed the extent to which the COVID-19 has impacted events after the reporting date and has not identified additional items to disclose as a result.

Revenue Recognition

Platform and Content Fees

The Company’s platform and content revenues are generated primarily from its Internet gambling Software-as-a-Service (“SaaS”) platform, GameSTACK, that its customers use to provide real money and simulated Internet gaming, and online sports betting. The Company enters into service agreements with its customers, that generally range from three to five years, and includes renewal provisions, under which it charges fees based on a percentage of the operator’s net gaming revenue or net sports win at the time of settlement of an event for real money gaming, considered usage-based fees, or at the time of purchase for in-game virtual credit for simulated gaming. Further, the Company generates revenues from the licensing of proprietary and third-party branded games (collectively “content licensing services”) hosted on the platform.

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is generally due thirty days from the date of invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer.

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned at a point in time, upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with SIM customers, the Company receives the fees for in-game virtual credit purchases made by end-user players and remits payment to the SIM casino operator (customer) for their share of the SIM revenues generated from the Company’s platform. At March 31, 2021 and December 31, 2020, the Company has recorded a liability of $2,486 and $2,520, respectively, for its customers’ share of the fees within other current liabilities in the condensed consolidated balance sheets.

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

Platform Development Services

Platform development services consist of fees charged for ongoing development services to provide updates to the RMiG platforms for enhanced functionality or customization. Ongoing platform development services are typically billed monthly, at a daily rate, for services performed. Revenue from RMiG platform development services are considered additional distinct promises to the customer as they access the platform in a single-tenant architecture, the added features provide new, discrete capabilities independent of the original features and provide independent value to the customer. Revenue is recognized over time as the Company performs the services. For development services charged at a daily rate, revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. As the performance obligations in these instances relate to the provision of development services over time, this method best reflects the transfer of control as the Company performs. In contracts that require a portion of the consideration to be received in advance, at the commencement of the contract, such advance payment is initially recorded as a contract liability.

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

Cash

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash on the condensed consolidated balance sheets and are not subject to creditor claims. At March 31, 2021 the related liabilities to users was $6,916.

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the estimated fair values of the identifiable assets acquired and liabilities assumed on the acquisition date. As disclosed in Note 5, the Company has recorded goodwill in connection with the acquisition of Coolbet on January 1, 2021. Goodwill is not amortized, but rather is reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 5 — ACQUISITION OF VINCENT GROUP P.L.C.

On January 1, 2021, the Company completed the acquisition of all outstanding shares of Vincent Group p.l.c. (“Coolbet”). Coolbet is a developer and operator of an online sports betting and casino platform. Coolbet operates a B2C casino and sports-betting platform that is accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada). The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to land-based casino operators in the United States. The Company intends to continue to operate in the United States solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content should enable it to add additional casino gaming content and platform support for the Company’s B2C offering in Europe and Latin America. The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

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

The Company incurred $1,309 of acquisition-related costs in total, of which $290 were recorded during the three months ended March 31, 2021 and the remaining costs were incurred in 2020. Following the acquisition, Coolbet entirely comprises the Company’s B2C segment. Refer to Note 13 for the revenue and segment results of Coolbet since the acquisition date.

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

Three Months Ended March 31, 2020
Revenues	$14,815
Net loss	$(2,811)
Loss per share – basic and diluted	$(0.10)

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Restated)
Capitalized software development costs	$27,074	$26,507
Development in progress	3,127	2,641
Total capitalized software development costs	30,201	29,148
Less: accumulated amortization	(22,486)	(22,500)
Total	$7,715	$6,648

At March 31, 2021, development in progress primarily represents costs associated with new content and enhancements to the software platform, as well as integration of Coolbet’s sportsbook into the B2B platform, which are expected to be fully placed in service by the end of 2021.

Amortization expense related to capitalized software development costs was $760 and $756 for the three months ended March 31, 2021 and 2020, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Content licensing fees	$2,103	$1,984
Sales taxes	929	756
Income taxes	890	17
Other	492	606
Total	$4,414	$3,363

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(Restated)
Revenue share due to SIM customers	$2,486	$2,520
Contract liabilities	680	1,083
Operating lease liabilities	465	262
Other	102	202
Total	$3,733	$4,067

Revenue share due to SIM customers represents the fees collected for in-game virtual credit purchases made by end-user players due to SIM casino operator customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 10 — SHARE-BASED COMPENSATION

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

Stock Options

Stock option awards are granted with an exercise price equal to the fair market value, as determined under the 2020 Plan, of the Company’s ordinary shares on the date of grant. Stock option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years.

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

The Company recorded share-based compensation expense related to stock-options of $1,139 and $295 for the three months ended March 31, 2021 and 2020, respectively. Such share-based compensation expense is recorded net of capitalized software development costs of $48 and $23 during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $22,945 of total unrecognized compensation cost related to nonvested stock options granted under the 2020 Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.

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

For the three months ended March 31, 2020 (prior to the Company’s initial public offering in May 2020), expected volatility was determined by reference to the historic volatility of GAN UK’s share price on the AIM, the London Stock Exchange. The risk-free interest rate for the expected term of the option was based on the U.K. Gilt yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

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

NOTE 11 — INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2021	2020
	(Restated)
Numerator:
Net income (loss)	$(5,610)	$694
Denominator:
Weighted average ordinary shares outstanding, basic	41,986,083	21,512,225
Weighted average effect of potentially dilutive ordinary shares:
Stock options	—	1,528,120
Restricted stock awards	—	—
Restricted stock units	—	—
Weighted average ordinary shares outstanding, diluted	41,986,083	23,040,345

Income (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 12 — REVENUES

The following table reflects revenues recognized for the three months ended March 31, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended March 31,
	2021	2020
	(Restated)
Revenues from services delivered at a point in time	$17,312	$—
Revenues from services delivered over time	9,806	7,670
Total	$27,118	$7,670

During the three months ended March 31, 2021, revenues recognized at a point in time was $17,312, of which $14,312 related to gaming revenues and $3,000 related to development services and other revenues.

During the three months ended March 31, 2021, the Company had two customers which individually generated revenue greater than 10% of the Company’s total revenue. These customers generated revenue of $3,995 and $3,633, respectively and represented a combined 28.1% of total revenues, all of which related to the B2B segment. During the three months ended March 31, 2020, the Company had revenue from one customer of $4,348, or 56.7% of total revenue, all of which related to the B2B segment.

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

Contract and Contract-Related Liabilities

The Company has four types of liabilities related to contracts with customers: (i) cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed (ii) incentive program obligations, which represents the deferred allocation of revenue relating to incentives in the online gaming operations (iii) user balances, which are funds deposited by customers before gaming play occurs and (iv) unpaid winnings and wagers contributions to jackpot. Contract-related liabilities are expected to be recognized as revenue within one year of being purchased, earned or deposited. Such liabilities are recorded in Liabilities to Users and Other Current Liabilities on the condensed consolidated balance sheets.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Restated)
Contract liabilities from advance customer payments, beginning of the period	$1,083	$3,023
Contract liabilities from advance customer payments, end of the period	1,840	2,095
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	57	777

At March 31, 2021, the Company recorded contract liabilities from advance customer payments of $680 and $1,160 in other current liabilities and other liabilities, respectively, in the condensed consolidated balance sheet.

NOTE 13 — SEGMENT REPORTING

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

B2B Segment – This segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. Where certain jurisdictions have not yet permitted any form of online real money gambling, these B2B technologies provide simulated gambling solutions for the Company’s casino operator customers as a way to bring their retail brand online and create a new Internet gaming experience to their players while leveraging their on-property rewards program.

B2C Segment – This segment develops and operates a B2C online sports betting and casino platform accessible through its website in eight national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile and Peru) and North America (Canada).

Summarized financial information by reportable segments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	B2B	B2C	Total	B2B	B2C	Total
	(Restated)		(Restated)
Revenues	$12,806	$14,312	$27,118	$7,670	$—	$7,670
Cost of revenues (1)	2,742	5,977	8,719	1,692	—	1,692
Segment gross profit (1)	$10,064	$8,335	$18,399	$5,978	$—	$5,978

(1)	Excludes depreciation and amortization

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to consolidated income (loss) before income taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Restated)
Segment gross profit (1)	$18,399	$5,978
Sales and marketing	4,101	863
Product and technology	5,243	1,024
General and administrative (1)	10,009	2,391
Depreciation and amortization	3,994	853
Interest expense, net	1	8
Income (loss) before income taxes	$(4,949)	$839

(1)	Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended March 31,
	2021	2020
	(Restated)
B2B:
Platform and content fees	$9,184	$5,933
Development services and other	3,622	1,737
Total B2B	$12,806	$7,670

B2C:
Sportsbook	$7,151	$—
Casino	6,471	—
Poker	690	—
Total B2C	$14,312	$—

Total revenues	$27,118	$7,670

Revenue by location of the customer for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(Restated)
United States	$10,749	$6,251
Europe	11,064	1,410
Latin America	3,603	—
Rest of the world	1,702	9
Total	$27,118	$7,670

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per share amounts)

NOTE 14 — INCOME TAXES

The provision for income taxes for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Domestic (Bermuda)	$—	$—
Foreign (Non-Bermuda)	661	145
Total	$661	$145

The Company’s effective income tax rate was (13.4)% and 17.3% for the three months ended March 31, 2021 and 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

The difference between the statutory tax rate of 0% in Bermuda, the Company’s country of domicile, and the effective income tax rate for the three months ended March 31, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

The acquisition of Coolbet (Note 5) did not cause a material change in the effective tax rate for the three months ended March 31, 2021 from the Company’s annual effective tax rate for the year ended December 31, 2020 because the majority of Coolbet’s earnings were generated in lower rate jurisdictions at an effective tax rate ranging from 0% to 5%. The Company recorded a net deferred tax liability of $2,265 associated with Malta intangibles recorded in purchase accounting.

NOTE 15 — CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 31, 2021.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the “Explanatory Note” and in Note 2 to the financial statements titled, “Restatement of Prior Financial Information” included in “Part I, Item I: Financial Statements (Unaudited) (Restated)” of this Amendment. For further details regarding the restatement adjustments, see also “Part I, Item 4: Controls and Procedures (Restated)” and “Part II, Item IA: Risk Factors (Restated)”.

Cautionary Note Concerning Forward-Looking Statements

This Amendment No. 1 contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations and views of future events. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to” or other similar expressions. These forward-looking statements include, among other things, statements relating to our goals and strategies, our competitive strengths, our expectations and targets for our results of operations, our business prospects and our expansion strategy. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity or performance expressed or implied by these forward-looking statements, to differ.

The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the results expressed or implied by the forward-looking statements. The forward looking statements in this report should be read in conjunction with other cautionary statements that rare included in the items set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, including, among other things:

●	our ability to successfully meet anticipated revenue levels from sales of our software licenses;

●	our ability to successfully develop, market or sell new products or adopt new technology platforms;

●	our ability to continue to grow through acquisitions or investments in other companies or technologies;

●	our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, including our acquisition of Coolbet in January 2021;

●	risks related to Coolbet’s business;

●	risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions, including as a result of the global outbreak of the novel coronavirus (“COVID-19”) pandemic;

●	our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services;

●	our ability to attract and retain qualified personnel;

●	our ability to adequately manage our growth;

●	risks related to competition;

●	our ability to maintain good relations with our channel partners;

●	risks associated with our international operations and fluctuations in currency values;

●	risks related to unanticipated performance problems or bugs in our software product offerings; and

●	our ability to protect our intellectual property and proprietary rights.

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

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth our results of operations as reported for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change 2020 to 2021
	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$27,118	$7,670	$19,448	263.0%
Operating costs and expenses
Cost of revenues (1)	8,719	1,692	7,027	415.3%
Sales and marketing	4,101	863	3,238	375.2%
Product and technology	5,243	1,024	4,219	412.0%
General and administrative (1)	10,009	2,391	7,618	318.6%
Depreciation and amortization	3,994	853	3,141	368.2%
Total operating costs and expenses	32,066	6,823	25,243	370.0%
Operating income (loss)	(4,948)	847	(5,795)	(684.2)%
Interest expense, net	1	8	(7)	(87.5)%
Income (loss) before income taxes	(4,949)	839	(5,788)	(689.9)%
Income tax provision	661	145	516	355.9%
Net income (loss)	$(5,610)	$694	$(6,304)	(908.4)%

(1) Excludes depreciation and amortization

n.m. = not meaningful

Geographic Information

	Three Months Ended March 31,		As a percentage of revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
United States	$10,749	$6,251	39.6%	81.5%	$4,498	72.0%
Europe	11,064	1,410	40.8%	18.4%	9,654	684.7%
Latin America	3,603	—	13.3%	—%	3,603	n.m.
Rest of the world	1,702	9	6.3%	0.1%	1,693	n.m.
Total revenues	$27,118	$7,670	100.0%	100.0%	$19,448	253.6%

n.m. = not meaningful

Revenues during the three months ended March 31, 2021 were $27.1 million, an increase of $19.4 million from $7.7 million for the three months ended March 31, 2020. This significant growth was achieved through organic growth and patent licensing in our B2B segment, with revenues increasing $5.1 million, coupled with the addition of Coolbet’s gaming revenues of $14.3 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021. During the three months ended March 31, 2021, revenues increased across each of our geographies when compared to the three months ended March 31, 2020, with increased revenues from the United States driven by strong growth in our B2B segment, combined with increases in our markets in Europe, Latin America, and the rest of the world due to the inclusion of Coolbet’s revenues within our reported results for the three months ended March 31, 2021.

Revenues during the three months ended March 31, 2021 derived from customers in the United States increased $4.5 million, or 72.0%, compared to the three months ended March 31, 2020 driven primarily by patent licensing revenue and the legalization of RMiG and sports betting in additional U.S. states and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most recent of which was Michigan in January 2021.

Revenues from customers in Europe increased $9.7 million compared to the prior year period, due primarily to the inclusion of B2C revenues in Northern Europe, coupled with slight increases in our B2B revenues from Italy.

Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

Cost of Revenues

During the three months ended March 31, 2021, cost of revenue increased $7.0 million compared to the prior period, of which the B2B and B2C segments contributed $1.0 million and $6.0 million, respectively. Increases to cost of B2B revenues were due to increased content license fees driven by the increase in related revenues while our B2C segment’s costs were included in our results for the first time following the acquisition of Coolbet.

Operating Expenses

During the three months ended March 31, 2021, sales and marketing expenses increased by $3.2 million, or 375.2% compared to the three months ended March 31, 2020, of which the B2B and B2C segments contributed $0.6 million and $2.6 million, respectively. Increases to the sales and marketing expenses within the B2B segment were driven by increases in personnel expenses due to increased headcount within our sales and marketing functions following planned investments using the proceeds from our initial public offering for customer acquisitions and new jurisdictions served. Our B2C segment’s sales and marketing expenses were included in our results for the first time following the acquisition of Coolbet.

During the three months ended March 31, 2021, product and technology expenses increased by $4.2 million, or 412.0% compared to the prior year period. The increased costs were a result of the developers, project managers, and product teams hired in order to meet increased demand for our technology by new and existing customers in new jurisdictions.

During the three months ended March 31, 2021, general and administrative expenses increased by $7.6 million, or 318.6% compared to the prior year period, of which the B2B and B2C segments contributed $5.0 million and $2.6 million, respectively. The increased cost within the B2B segment primarily attributable to (i) personnel and related costs increasing to meet customer demand, (ii) share-based compensation for directors and key personnel, and (iii) increased professional services related to corporate infrastructure and Coolbet integration projects, and (iv) additional compliance requirements as a result of becoming a public company in the United States in May 2020. During the three months ended March 31, 2020, we incurred $0.6 million in expenses related to our initial public offering and did not have any related expenses during the three months ended March 31, 2021. Our B2C segment’s general and administrative expenses were included in our results for the first time following the acquisition of Coolbet.

During the three months ended March 31, 2021, depreciation and amortization expenses increased by $3.1 million, or 368.2% compared to the three months ended March 31, 2020, including $2.9 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $0.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of (13.4)%, compared to $0.1 million for the three months ended March 31, 2020, reflecting an effective tax rate of 17.3%.

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

We believe that our current technology is highly scalable with relatively minimal capital investment required to launch our product offerings in new jurisdictions. We expect to improve our profitability through increased profits from organic growth of our casino operator customers in both existing and new jurisdictions, coupled with new margin expansion opportunities driven by the integration with Coolbet’s sports betting technology and our Super RGS content offering which is open to B2C operators who are not already clients of ours.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2 - Restatement of Prior Financial Information, included in the interim financial statements. the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month period ended March 31, 2021, related to errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. The Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $1.1 million for the three months ended March 31, 2021. See Note 2 — Restatement of Prior Financial Information, for additional information. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following tables set forth our segment results as reported for the three months ended March 31, 2021 and 2020.

Revenue by Segment

	Three Months Ended March 31,		As a percentage of revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
B2B	$12,806	$7,670	47.2%	100.0%	$5,136	67.0%
B2C	14,312	—	52.8%	N/A	14,312	N/A
Total Revenues	$27,118	$7,670	100.0%	100.0%	$19,448	253.6%

B2B Segment

	Three Months Ended March 31,		As a percentage of segment revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$12,806	$7,670	100.0%	100.0%	$5,136	67.0%
Cost of revenue (1)	2,742	1,692	21.4%	22.1%	1,050	62.1%
Segment gross profit (1)	$10,064	$5,978	78.6%	77.9%	$4,086	68.4%

(1) Excludes depreciation and amortization

Our B2B revenues increased $5.1 million, or 67.0% compared to the prior year period. B2B platform and content fee revenues contributed $3.3 million towards this increase, increasing 54.8% from $5.9 million during the three months ended March 31, 2020 to $9.2 million for the three months ended March 31, 2021. The increase in platform and content fees revenues was due to increases of $1.8 million in real money iGaming as we doubled the size of our U.S. real money casino operator customer base in operation from three customers as of March 31, 2020 to six customers as of March 31, 2021. Similarly, simulated gaming revenues within the B2B segment increased $1.5 million compared to the prior year period due to our expansion of our customer base from 12 customers in operation as of March 31, 2020 to 16 customers in operation as of March 31, 2021. In January 2021 we simultaneously launched FanDuel, Churchill Downs and Wynn Resorts online in Michigan which contributed towards the growth of our B2B platform and content fee revenues period over period.

B2B development services and other revenues additionally increased $1.9 million compared to the prior comparable 2020 period, due to $3.0 million patent licensing fee revenue recognized during the three months ended March 31, 2021, offset by a decrease of $1.1 in development service revenues.

Our B2B segment cost of revenues increased $1.1 million, or 62.1% compared to the three months ended March 31, 2020 as a result of our content licensing and processing fees increasing in in line with related revenues.

Segment gross profit margin for B2B, which excludes depreciation and amortization and is a measure of gross profit, was $10.1 million for the three months ended March 31, 2021 (78.6% as a percentage of segment revenue), as compared to $6.0 million for the three months ended March 31, 2020 (77.9% as a percentage of segment revenue).

B2C Segment

	Three Months Ended March 31,		As a percentage of segment revenue		Change 2020 to 2021
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$14,312	$—	100.0%	n/a	$14,312	n/a
Cost of revenue (1)	5,977	—	41.8%	n/a	5,977	n/a
Segment gross profit (1)	$8,335	$—	58.2%	n/a	8,335	n/a

(1) Excludes depreciation and amortization

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet’s operations and is a measure of gross profit, was $8.3 million, or 58.2% as a percentage of segment revenue, for the three months ended March 31, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.

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

Below is a reconciliation to Adjusted EBITDA from net income (loss) as presented in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Restated)
(in thousands)
Net income (loss)	$(5,610)	$694
Income tax provision	661	145
Interest expense, net	1	8
Depreciation and amortization	3,994	853
Share-based compensation and related expense	1,491	295
Initial public offering transaction related	—	554
Adjusted EBITDA	$537	$2,549

Adjusted EBITDA decreased by $2.0 million, or 79%, to $0.5 million from $2.5 million in the prior period. The decrease was attributable to (i) personnel and related costs increasing to meet customer demand, (ii) increased professional services related to corporate infrastructure and Coolbet integration projects, and (iii) additional compliance requirements as a result of becoming a public company in the United States in May 2020, partly offset by an increase in revenues through organic growth in our B2B segment, coupled with the addition of Coolbet’s gaming revenues in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021.

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

As of March 31, 2021, we had an accumulated deficit of $51.4 million, as a result of incurred losses from operations and net operating cash outflows in prior years. We believe cash on hand and cash generated from operations will be sufficient to meet our liquidity needs for the next 12 months. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our capital expenditure consists primarily of technology development costs, computer equipment, and costs to enter contracts. In the event that we are unable to sustain positive cash flow from operations and/or raise adequate financing, future operations may need to be scaled back by delaying hiring or reducing headcount. Our success will depend in part on our ability to continue to attract new customers, retain existing customers, and market our products and services. There can be no assurance that we will be able to achieve any or all of these success factors.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,		Change 2020 to 2021
(in thousands, except percentages)	2021	2020	Amount	%
	(Restated)
Net cash used in operating activities	$(4,536)	$(1,439)	$(3,097)	(215.2)%
Net cash used in investing activities	(94,626)	(971)	(93,655)	n.m.
Net cash used in financing activities	(289)	(866)	577	66.6%
Effect of foreign exchange rates on cash	(1,018)	(850)	(168)	(19.8)%
Net decrease in cash	$(100,469)	$(4,126)	$(96,343)	n.m.

n.m. = not meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities increased $3.1 million, or (215.2)%, from $1.4 million net outflow during the three months ended March 31, 2020 to $4.5 million net outflow for the three months ended March 31, 2021. The increase in net cash used in operating activities is primarily the result of the net loss for the current period and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $93.7 million, from $1.0 million net outflow during the three months ended March 31, 2020 to $94.6 million net outflow for the three months ended March 31, 2021. The increase is the result of $92.4 million cash paid for the acquisition of Coolbet, net of cash acquired and a $1.2 million increase in capitalized software development costs associated with new customer launches and future launches.

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

Item 4. Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer (together, the “Certifying Officers”), as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements will not occur or that all control issues, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. At the time of our Original Filing on May 17, 2021, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Filing, as described below, material weaknesses were identified in our internal control over financial reporting. Based on the foregoing, the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As disclosed in this report elsewhere, a material weakness was identified in the Company’s internal control over financial reporting for the period ended March 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis. During the course of management’s year-end procedures, the Company examined employee costs attributed to capitalized software development costs, net and concluded that certain time previously evaluated as capitalizable was not a direct cost of software development and accounted for inconsistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, concluding the services are not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. Accordingly, management undertook a review of the cost capitalization and revenue recognition errors. The effects of this error resulted in an overstatement of capitalized software development costs, net, and an overstatement of development revenue resulting in an increase of previously reported net loss by $1.1 million for the three months ended March 31, 2021. Management determined that the aggregate effect of these individual errors was material and resulted in a restatement to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2021.

The Company’s management and audit committee of the board of directors determined that material weaknesses exist related to the design and operating effectiveness of internal controls over the completeness and accuracy of accounting for, and disclosure of, capitalized software development costs, net and revenue recognition. Specifically, the Company did not (i) design appropriate management review controls to properly identify the appropriate costs of employee time allocated to capitalized software development costs, net, and (ii) did not have sufficiently formalized policies and procedures with respect to the capitalized software development process. In addition, the Company (i) did not design adequate procedures for customer contract reviews, (ii) had inadequate controls to appropriately apply the revenue recognition policy and (iii) had inadequate resources to properly evaluate technical aspects of revenue recognition, in each case with respect to contracts with customers.

Remediation Plans

We are evaluating measures to remediate the identified material weaknesses. These measures include formalizing and documenting its policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process.

We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes, controls, and reviews. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Amendment No. 1 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Other than with respect to the material weakness described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there are no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.

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

Item 6. Exhibits

A list of exhibits to this Amendment No. 1 to the Form 10-Q/A is set forth in the Exhibit Index below.

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith +	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	Bye-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.3	Description of Securities		10-K	4.3	March 31, 2021
10.1	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.2	Employment Agreement with Karen Flores		10-K	10.7	March 31, 2021
10.3	Employment Agreement with Todd McTavish		10-K	10.8	March 31, 2021
10.4	Employment Agreement with Simon Knock		10-K	10.9	March 31, 2021
10.5	Employment Agreement with Jeffrey Berman		10-K	10.10	March 31, 2021
10.6	Employment Agreement with Donald Ryan		10-K	10.11	March 31, 2021
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).	X
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. *	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *	X
101.INS**	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104***	The cover page from this Amendment No. 1 to the Form 10-Q/A for the quarter ended March 31, 2021, has been formatted in Inline XBRL.	X
*	Furnished herewith.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
+	Filed herewith unless otherwise indicated as furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: April 15, 2022	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2022		/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)

