Form 10-Q/A
period 2021-06-30
GAN Ltd
filed 2022-04-15
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

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

EXPLANATORY NOTE

GAN Ltd, (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021, contained in the Original Form 10-Q (the “Restatement”).

Restatement Background

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2021, the Company performed reviews of various process and the Company identified errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. Based on this review, the Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process, and determined that a portion of the initial revenue recognized at the onset of certain customer contracts should instead have been recognized over the full term of the contract as the performance obligations were not complete during the periods at which such revenues were recognized. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $1.0 million and $2.2 million for the three and six months ended June 30, 2021, respectively. See Note 2 — Restatement of Prior Financial Information, for additional information.

The Company’s management and the Audit Committee of the Company’s Board of Directors determined that a material weakness existed in the Company’s internal control over financial reporting due to the lack of precision of management review controls that would prevent or detect material misstatements. This material weakness in the Company’s internal control over financial reporting resulted in the overstatement of capitalized software development costs and accelerated recognition of revenues. As such, Item 4 of Part I has been amended for our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Refer to Controls and Procedures in Part I, Item 4.

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

Except as described above this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

2

GAN LIMITED

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Restated)
ASSETS
Current assets
Cash	$52,086	$152,654
Accounts receivable, net of allowance for doubtful accounts of $197 and $100 at June 30, 2021 and December 31, 2020, respectively	12,201	6,818
Prepaid expenses	2,384	1,912
Other current assets	2,099	2,112
Total current assets	68,770	163,496

Capitalized software development costs, net	10,393	6,648
Goodwill	154,534	—
Intangible assets, net	41,611	468
Other assets	7,647	2,634
Total assets	$282,955	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,146	$4,926
Accrued compensation and benefits	7,987	4,956
Accrued expenses	5,405	3,363
Liabilities to users	7,389	—
Other current liabilities	3,860	4,067
Total current liabilities	28,787	17,312

Deferred income taxes	2,192	—
Other liabilities	1,548	370
Total liabilities	32,527	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,015,674 and 36,635,362 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	420	365
Additional paid-in capital	315,055	203,842
Accumulated deficit	(55,135)	(45,766)
Accumulated other comprehensive loss	(9,912)	(2,877)
Total stockholders’ equity	250,428	155,564
Total liabilities and stockholders’ equity	$282,955	$173,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenues	$34,350	$8,323	$61,468	$15,993

Operating costs and expenses
Cost of revenues (1)	10,356	2,123	19,075	3,815
Sales and marketing	5,480	1,642	9,581	2,505
Product and technology	4,829	5,173	10,072	6,197
General and administrative (1)	12,320	7,786	22,329	10,177
Depreciation and amortization	4,132	716	8,126	1,569
Total operating costs and expenses	37,117	17,440	69,183	24,263
Operating loss	(2,767)	(9,117)	(7,715)	(8,270)
Interest expense, net	—	382	1	390
Loss before income taxes	(2,767)	(9,499)	(7,716)	(8,660)
Income tax provision	992	170	1,653	315
Net loss	$(3,759)	$(9,669)	$(9,369)	$(8,975)

Loss per share, basic and diluted	$(0.09)	$(0.37)	$(0.22)	$(0.38)

Weighted average ordinary shares outstanding, basic and diluted	41,931,948	26,227,944	41,912,285	23,870,084

(1)	Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Net loss	$(3,759)	$(9,669)	$(9,369)	$(8,975)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,443	41	(7,035)	(1,279)
Comprehensive loss	$(1,316)	$(9,628)	$(16,404)	$(10,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

					Accumulated
	Ordinary Shares		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss (Restated)	—	—	—	(5,610)	—	(5,610)
Foreign currency translation adjustments	—	—	—	—	(9,478)	(9,478)
Share-based compensation expense	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 5)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 5)	—	—	297	—	—	297
Balance at March 31, 2021	42,004,100	$419	$312,715	$(51,376)	$(12,355)	$249,403
Net loss (Restated)	—	—	—	(3,759)	—	(3,759)
Foreign currency translation adjustments	—	—	—	—	2,443	2,443
Share-based compensation expense	—	—	2,319	—	—	2,319
Restricted stock activity	5,178	1	(1)	—	—	—
Issuance of ordinary shares upon exercise of stock options	6,396	—	22	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$(55,135)	$(9,912)	$250,428

					Accumulated
	Ordinary Shares		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Share-based compensation expense	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901
Net loss	—	—	—	(9,669)	—	(9,669)
Foreign currency translation adjustments	—	—	—	—	41	41
Share-based compensation expense	—	—	4,225	—	—	4,225
Issuance of restricted stock awards	93,680	—	—	—	—	—
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075	7,337,000	73	55,216	—	—	55,289
Cash consideration paid to GAN plc shareholders	—	—	—	(2,525)	—	(2,525)
Issuance of ordinary shares upon exercise of stock options	678,613	6	2,104	—	—	2,110
Balance at June 30, 2020	29,660,260	$295	$102,788	$(34,524)	$(4,187)	$64,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
	(Restated)
Operating Activities
Net loss	$(9,369)	$(8,975)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of software and intangible assets	7,624	1,439
Depreciation on property and equipment and finance lease right-of-use assets	502	122
Share-based compensation expense	3,951	4,520
Other	139	(19)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,354)	(1,239)
Prepaid expenses	342	118
Other current assets	573	(634)
Other assets	97	1,163
Accounts payable	(2,094)	434
Accrued compensation and benefits	1,804	4,740
Accrued expenses	2,500	307
Liabilities to users	2,204	—
Other current liabilities	(959)	(477)
Other liabilities	1,177	209
Net cash from operating activities	3,137	1,708

Investing Activities
Cash paid for acquisition, net of cash acquired	(92,404)	—
Expenditures for capitalized software development costs	(5,320)	(1,748)
Payment of content licensing fee	(3,500)	—
Purchases of gaming licenses	(207)	(12)
Purchases of property and equipment	(1,093)	(630)
Net cash used in investing activities	(102,524)	(2,390)

Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net	—	57,445
Payments of offering costs	(604)	(1,678)
Proceeds from exercise of stock options	337	2,197
Cash consideration paid to GAN plc shareholders	—	(2,525)
Principal payments on finance leases	(54)	(90)
Net cash from (used in) financing activities	(321)	55,349

Effect of foreign exchange rates on cash	(860)	(888)

Net increase (decrease) in cash	(100,568)	53,779
Cash, beginning of period	152,654	10,279
Cash, end of period	$52,086	$64,058

Supplemental Disclosure of Cash Flow Information:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 5)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 5)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	252	—

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

The Company is a business-to-business (“B2B”) supplier of Internet gambling Software-as-a-Service (“SaaS”) solutions predominately to the U.S. land-based casino industry and a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform. The Company has developed a proprietary Internet gambling enterprise software system, GameSTACK™ (“GameSTACK”), which it licenses to land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

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

NOTE 2 — RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2021, the Company has identified errors made in the Company’s historical condensed consolidated financial statements for the three and six months ended June 30, 2021. The errors primarily relate to (i) improperly capitalized costs for non-developers that did not meet the criteria of development activities in accordance with the applicable guidance and (ii) significant customization services provided during the set-up of RMiG instances, previously recognized at a point in time, which are only provided by the company and are not distinct. The related consideration should be allocated to the separately identifiable performance obligation consisting of access to the SaaS platform, recognized over time as the Company provides services to its customer in its delivery of services to the player end user. The impact of correcting the improperly capitalized costs is to reverse the capitalized costs and related amortization expense and recognize the expense within product and technology expense. The impact of correcting the revenues improperly recognized at a point in time is to reverse the revenues and recognize contract liabilities, as well as a pro-rata portion of the fixed fees as revenues for the period of the contract completed to date.

The following table summarizes the effect of the Restatement on the condensed consolidated balance sheet as of June 30, 2021:

	As Reported	Adjustment	As Restated
Accounts receivable, net of allowance for doubtful accounts of $197 June 30, 2021	$11,976	$225	$12,201
Capitalized software development costs, net	11,555	(1,162)	10,393
Total assets	283,892	(937)	282,955
Other current liabilities	3,716	144	3,860
Other liabilities	463	1,085	1,548
Total liabilities	31,298	1,229	32,527
Accumulated deficit	(52,960)	(2,175)	(55,135)
Accumulated other comprehensive loss	(9,921)	9	(9,912)
Total stockholders’ equity	252,594	(2,166)	250,428
Total liabilities and stockholders’ equity	283,892	(937)	282,955

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the three months ended June 30, 2021:

	As Reported	Adjustment	As Restated
Revenues	$34,628	$(278)	$34,350
Product and technology	4,055	774	4,829
General and administrative (1)	12,326	(6)	12,320
Depreciation and amortization	4,149	(17)	4,132
Total operating costs and expenses	36,366	751	37,117
Operating loss	(1,738)	(1,029)	(2,767)
Loss before income taxes	(1,738)	(1,029)	(2,767)
Net loss	(2,730)	(1,029)	(3,759)
Loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.09)

(1)	Excludes depreciation and amortization

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the six months ended June 30, 2021:

	As Reported	Adjustment	As Restated
Revenues	$62,470	$(1,002)	$61,468
Product and technology	8,905	1,167	10,072
General and administrative (1)	22,337	(8)	22,329
Depreciation and amortization	8,112	14	8,126
Total operating costs and expenses	68,010	1,173	69,183
Operating loss	(5,540)	(2,175)	(7,715)
Loss before income taxes	(5,541)	(2,175)	(7,716)
Net loss	(7,194)	(2,175)	(9,369)
Loss per share, basic and diluted	$(0.17)	$(0.05)	$(0.22)

(1)	Excludes depreciation and amortization

The following table summarizes the effect of the Restatement on the condensed consolidated statement of cash flows for the six months ended June 30, 2021:

	As Reported	Adjustment	As Restated
Net loss	$(7,194)	$(2,175)	$(9,369)
Amortization of software and intangible assets	7,610	14	7,624
Accounts receivable	(5,129)	(225)	(5,354)
Other current liabilities	(1,101)	142	(959)
Other liabilities	92	1,085	1,177
Net cash from operating activities	4,296	(1,159)	3,137
Expenditures for capitalized software development costs	(6,479)	1,159	(5,320)
Net cash used in investing activities	(103,683)	1,159	(102,524)

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $2,443 and $(7,035) for the three and six months ended June 30, 2021, respectively. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $41 and $(1,279) for the three and six months ended June 30, 2020, respectively.

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

Operating results in connection with the Company’s sports betting offerings, which initially declined due to the postponement and cancellation of major sporting events, are trending positively as compared to pre-pandemic levels following the return of sporting events (albeit at limited capacities for certain events). Primarily during the first three quarters of 2020, the cancellation of certain sporting events reduced related sports betting transactions, although the Company did experience slight increases in casino revenues as a result. While most sporting events have now resumed (some of which are held behind closed-doors or at limited capacities in stadiums), uncertainties still remain around these and other upcoming large-scale sporting events which can create higher volatility in the sports betting markets and may adversely impact the Company’s future financial results.

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

Cash

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash on the condensed consolidated balance sheets and are not subject to creditor claims. At June 30, 2021 the related liabilities to users was $7,389.

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

Share-based Compensation

Share-based compensation expense is recognized for stock options and restricted stock issued to employees and non-employee members of the Company’s Board of Directors based on the fair value of these awards on the date of grant. The fair value of the stock options is estimated using a Black-Scholes option pricing model and the fair value of the restricted stock (restricted stock awards and restricted stock units) is based on the market price of the Company’s stock on the date of grant. The Company’s stock options and restricted stock issued have service conditions and are considered equity awards.

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

The Company incurred $1,309 of acquisition-related costs in total, of which $290 were recorded during the six months ended June 30, 2021. The remaining costs were incurred in 2020. Following the acquisition, Coolbet entirely comprises the Company’s B2C segment. Refer to Note 14 for the revenue and segment results of Coolbet since the acquisition date.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Restated)
Capitalized software development costs	$28,340	$26,507
Development in progress	3,668	2,641
Total capitalized software development costs	32,008	29,148
Less: accumulated amortization	(21,615)	(22,500)
Total	$10,393	$6,648

At June 30, 2021, development in progress primarily represented costs associated with new content and enhancements to the software platform, as well as integration of Coolbet’s sportsbook into the B2B platform, which are expected to be fully placed in service by the end of 2021.

Amortization expense related to capitalized software development costs was $901 and $1,661 for the three and six months ended June 30, 2021, respectively, and $615 and $1,371 for the three and six months ended June 30, 2020, respectively.

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

In-process technology consists of a proprietary technical platform (Refer to Note 5 – Acquisition of Vincent Group p.l.c.). The technology is expected to be completed in the latter part of 2021 and, once completed and placed into service, will be amortized over its estimated useful life.

Amortization expense related to intangible assets was $2,968 and $5,963 and for the three and six months ended June 30, 2021, respectively, and $32 and $68 for the three and six months ended June 30, 2020, respectively. The estimated amortization expense for the next five years is as follows: $5,876 for 2021; $11,761 for 2022; $11,741 for 2023; $706 for 2024; $695 for 2025.

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Content licensing fees	$2,732	$1,984
Sales taxes	1,111	756
Income taxes	1,075	17
Other	487	606
Total	$5,405	$3,363

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(Restated)
Revenue share due to SIM customers	$1,957	$2,520
Contract liabilities	725	1,083
Operating lease liabilities	508	262
Other	670	202
Total	$3,860	$4,067

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

The Company recorded share-based compensation expense related to stock-options of $1,807 and $2,946 for the three and six months ended June 30, 2021, respectively, and $4,150 and $4,445 for the three and six months ended June 30, 2020, respectively. Such share-based compensation expense is recorded net of capitalized software development costs of $57 and $7 for the three months ended June 30, 2021 and 2020, respectively, and $105 and $30 for the six months ended June 30, 2021 and 2020, respectively. Additionally, the share-based compensation expense for the three and six months ended June 30, 2020 includes $3,881 from acceleration of vesting of awards in connection with the Company’s initial public offering. At June 30, 2021, there was $23,202 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

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

Restricted Stock Awards

On June 15, 2020, the Board of Directors approved the issuance of 93,680 restricted stock awards to the chief executive officer and non-employee directors. The restricted stock awards vest one year from the date of grant. The value of restricted stock is based on the market value of the Company’s ordinary shares at the date of grant. The restricted stock awards were issued with a grant date fair value of $18.19 per share. The Company recorded share-based compensation expense related to the restricted stock awards of $350 and $770 for the three and six months ended June 30, 2021, respectively. The Company recorded share-based compensation expense related to the restricted stock awards of $75 during the three and six months ended June 30, 2020. In June 2021 the restricted stock awards vested and the total fair value of the restricted stock awards that vested during the six months ended June 30, 2021 was $1,704.

NOTE 11 — INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense (1)	$—	$385	$1	$393
Interest income	—	(3)	—	(3)
Interest expense, net	$—	$382	$1	$390

(1)	Interest expense includes interest on a related party loan during the three and six months ended June 30, 2020. Refer to Note 16 – Related Party Transactions.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 12 — LOSS PER SHARE

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

NOTE 13 — REVENUES

The following table reflects revenues recognized for the three and six months ended June 30, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenues from services delivered at a point in time	$24,097	$100	$41,409	$100
Revenues from services delivered over time	10,253	8,223	20,059	15,893
Total	$34,350	$8,323	$61,468	$15,993

During the three months ended June 30, 2021, revenues recognized at a point in time was $24,097, of which $23,982 related to gaming revenues and $115 related to development services and other revenues. During the six months ended June 30, 2021, revenues recognized at a point in time was $41,409, of which $38,294 related to gaming revenues and $3,115 related to development services and other revenues.

During the three and six months ended June 30, 2021, the Company had one customer which individually generated revenue greater than 10% of the Company’s total revenue, all of which related to the B2B segment. During the three and six months ended June 30, 2021, the customer generated revenue of $3,919 and $7,914 and represented 11.4% and 12.9% of total revenue, respectively. During the three and six months ended June 30, 2020, the customer generated revenue of $3,661 and $8,009, and represented 44.0% and 50.1% of total revenue, respectively.

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

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Contract liabilities from advance customer payments, beginning of the period	$1,840	$2,095	$1,083	$3,023
Contract liabilities from advance customer payments, end of the period	1,811	1,865	1,811	1,865
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	103	237	89	1,014

At June 30, 2021, the Company recorded contract liabilities from advance customer payments of $725 and $1,086 in Other current liabilities and Other liabilities, respectively, in the condensed consolidated balance sheet.

NOTE 14 — SEGMENT REPORTING

Effective as of January 1, 2021, the Company changed the structure of its internal organization with the acquisition of the Vincent Group p.l.c. (Note 5), which caused the composition of its reportable segments to change. As such, the Company implemented a segment reorganization in order to more closely align its segment reporting with its current operating structure. The Company’s new reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. The B2C segment, which includes entirely the operations of the Vincent Group p.l.c., beginning on January 1, 2021, develops and operates a B2C online sports betting and casino platform accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador and Peru) and North America (Canada). In conjunction with the new reporting structure, the Company recast the segment disclosures to combine its previous two reportable segments, RMiG and SIM, into one reportable segment, B2B, for the three and six months ended June 30, 2020.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Summarized financial information by reportable segments for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
	(Restated)			(Restated)
Revenues	$10,368	$23,982	$34,350	$8,323	$—	$8,323
Cost of revenues (1)	2,307	8,049	10,356	2,123	—	2,123
Segment gross profit (1)	$8,061	$15,933	$23,994	$6,200	$—	$6,200

(1)	Excludes depreciation and amortization

	Six Months Ended June 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
	(Restated)		(Restated)
Revenues	$23,174	$38,294	$61,468	$15,993	$—	$15,993
Cost of revenues (1)	5,049	14,026	19,075	3,815	—	3,815
Segment gross profit (1)	$18,125	$24,268	$42,393	$12,178	$—	$12,178

(1)	Excludes depreciation and amortization

The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Segment gross profit (1)	$23,994	$6,200	$42,393	$12,178
Sales and marketing	5,480	1,642	9,581	2,505
Product and technology	4,829	5,173	10,072	6,197
General and administrative (1)	12,320	7,786	22,329	10,177
Depreciation and amortization	4,132	716	8,126	1,569
Interest expense, net	—	382	1	390
Loss before income taxes	$(2,767)	$(9,499)	$(7,716)	$(8,660)

(1)	Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
B2B:
Platform and content fees	$9,325	$6,422	$18,509	$12,355
Development services and other	1,043	1,901	4,665	3,638
Total B2B	$10,368	$8,323	$23,174	$15,993

B2C:
Sportsbook	$12,757	$—	$19,908	$—
Casino	10,512	—	16,983	—
Poker	713	—	1,403	—
Total B2C	$23,982	$—	$38,294	$—
Total revenues	$34,350	$8,323	$61,468	$15,993

Revenue by location of the customer for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
United States	$8,330	$7,044	$19,079	$13,295
Europe	14,193	1,268	25,257	2,678
Latin America	10,254	—	13,857	—
Rest of the world	1,573	11	3,275	20
Total	$34,350	$8,323	$61,468	$15,993

NOTE 15 — INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic (Bermuda)	$—	$—	$—	$—
Foreign (Non-Bermuda)	992	170	1,653	315
Total	$992	$170	$1,653	$315

The Company’s effective income tax rate was (35.9)% and (21.4)% for the three and six months ended June 30, 2021. The Company’s effective income tax rate was (1.8)% and (3.6)% for the three and six months ended June 30, 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 16 — RELATED PARTY TRANSACTIONS

In connection with the Share Exchange discussed in Note 3, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent’s chief executive officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company’s operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in interest expense, net, in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), which was filed with the Securities and Exchange Commission on March 31, 2021.

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

Cautionary Note Concerning Forward-Looking Statements

This section and other parts of this Amendment No. 1 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect our current expectations and views of future events based on certain assumptions, and include any statement that does not directly relate to any historical fact. For example, statements in this Quarterly Report on Form 10-Q may include the potential impact of the COVID-19 pandemic on our business and operations, the expected timing of government approvals or opening of new regulated markets for online gaming, our financial guidance and expectations or targets for our operations, anticipated revenue growth or operating synergies related to our Coolbet acquisitions, and expectations about our ability to effectively execute our business strategy and expansion goals. Forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to” or other similar expressions.

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

Overview

We are an award-winning business to business (“B2B”) provider of enterprise software solutions designed to accelerate the casino industry’s digital transformation towards Internet casino gambling and online sports betting. In 2021, we won three prestigious industry awards from EGR North America – Best Freeplay Gaming Supplier, Best Full-Service Platform Provider and Best White Label Partner of the Year – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos.

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

On January 1, 2021, we completed the acquisition of all outstanding shares of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” Coolbet is a developer and operator of a legal online sports betting and casino platform. Coolbet operates a business to consumer (“B2C”) casino and sports-betting platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada). We also intend to take advantage of Coolbet’s compelling user interface and proprietary technical platform, to offer a proprietary sportsbook offering to our land-based casino operators in the United States.

We believe that our current technology is highly scalable and can support the launch of our product offerings. We expect to improve our profitability through increased revenues from organic growth of our existing casino operators, expansion into newly regulated jurisdictions with existing and new customers, margin expansion driven by the integration of Coolbet’s sports betting technology in our B2B product offerings, roll-out of Super RGS content offering to B2C operators who are not already clients, and organic growth of our B2C business in existing and new jurisdictions.

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

Our B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted RMiG. Where certain jurisdictions have not yet permitted any form of RMiG, these B2B technologies provide simulated gambling (“SIM”) solutions for our casino operator customers as a way to bring their retail brand online and create a new Internet gaming experience to their players while leveraging their on-property rewards program.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2 - Restatement of Prior Financial Information, included in the interim financial statements. the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three and six months ended June 30, 2021, related to errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. The Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $1.0 million and $2.2 million for the three and six months ended June 30, 2021. See Note 2 — Restatement of Prior Financial Information, for additional information. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

The following table sets forth our results of operations as reported for the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended		Change
	June 30, 2021	March 31,	Amount	%
	(Restated)	(Restated)
(in thousands, except percentages)
Revenues	$34,350	$27,118	$7,232	26.7%
Operating costs and expenses
Cost of revenues (1)	10,356	8,719	1,637	18.8%
Sales and marketing	5,480	4,101	1,379	33.6%
Product and technology	4,829	5,243	(414)	(7.9)%
General and administrative (1)	12,320	10,009	2,311	23.1%
Depreciation and amortization	4,132	3,994	138	3.5%
Total operating costs and expenses	37,117	32,066	5,051	15.8%
Operating loss	(2,767)	(4,948)	2,181	44.1%
Interest expense, net	—	1	(1)	(100.0)%
Loss before income taxes	(2,767)	(4,949)	2,182	44.1%
Income tax provision	992	661	331	50.1%
Net loss	$(3,759)	$(5,610)	$1,851	33.0%

(1) Excludes depreciation and amortization

Geographic Information

The following table sets forth our revenues by geographic region as reported for the three months ended June 30, 2021 and March 31, 2021:

	Three Months Ended		Percentage of revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
	(Restated)	(Restated)
(in thousands, except percentages)
United States	$8,330	$10,749	24.3%	39.6%	$(2,419)	(22.5)%
Europe	14,193	11,064	41.3%	40.8%	3,129	28.3%
Latin America	10,254	3,603	29.9%	13.3%	6,651	184.6%
Rest of the world	1,573	1,702	4.5%	6.3%	(129)	(7.6)%
Total revenues	$34,350	$27,118	100.0%	100.0%	$7,232	26.7%

Revenues

The $7.2 million increase in revenues was driven by $9.7 million organic growth in our B2C segment, offset by a $2.4 million decrease in our B2B segment over the prior quarter. The revenues in our B2B segment for the first quarter benefited from $3.0 million related to patent licensing which did not recur in the second quarter.

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

The $0.4 million decrease in product and technology expenses was due to a higher rate of capitalization during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 with respect to our product and technology costs and developer salaries. This higher rate of capitalization resulted in lower product and technology expenses despite increases to our headcount and related salaries. The costs capitalized relate to the development activities undertaken during the quarter associated with the design, development and enhancements of our software.

The $2.3 million increase in general and administrative expenses was primarily attributable to personnel-related costs which increased by $1.9 million during the period due to increased headcount across the business in line with business expansion and revised business forecasts which impacted our bonus expenses. Of this increase, general and administrative share-based compensation expenses represented $0.4 million, primarily due to stock options granted to key management personnel during February 2021 which had a full period’s expense during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021

Income Tax Expense

We recorded income tax expense of $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (35.9)%, compared to $0.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of (13.4)%.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth our results of operations as reported for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$34,350	$8,323	$26,027	312.7%
Operating costs and expenses
Cost of revenues (1)	10,356	2,123	8,233	387.8%
Sales and marketing	5,480	1,642	3,838	233.7%
Product and technology	4,829	5,173	(344)	(6.6)%
General and administrative (1)	12,320	7,786	4,534	58.2%
Depreciation and amortization	4,132	716	3,416	477.1%
Total operating costs and expenses	37,117	17,440	19,677	112.8%
Operating loss	(2,767)	(9,117)	6,350	69.7%
Interest expense, net	—	382	(382)	(100.0)%
Loss before income taxes	(2,767)	(9,499)	6,732	70.9%
Income tax provision	992	170	822	483.5%
Net loss	$(3,759)	$(9,669)	$5,910	61.1%

(1) Excludes depreciation and amortization

Geographic Information

The following table sets forth our revenues by geographic region as reported for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
United States	$8,330	$7,044	24.3%	84.6%	$1,286	18.3%
Europe	14,193	1,268	41.3%	15.2%	12,925	n.m.
Latin America	10,254	—	29.9%	—%	10,254	n.m.
Rest of the world	1,573	11	4.6%	0.1%	1,562	n.m.
Total revenues	$34,350	$8,323	100.0%	100.0%	$26,027	312.7%

n.m. = not meaningful

Revenues

The $26.0 million increase in revenues was primarily related to the addition of Coolbet’s sports betting and gaming revenues of $24.0 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021, coupled with the organic growth within our B2B segment during the quarter of $2.0 million.

On a geographic basis, revenues in the United States increased due to strong growth in our B2B segment, driven primarily by the expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Increases in our markets in Europe, Latin America, and the rest of the world were due to the inclusion of Coolbet’s B2C revenues in Northern Europe, coupled with increases in our B2B revenues from Italy. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

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

Product and technology expenses decreased $0.3 million, primarily due to lower share-based compensation expenses of $3.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by higher personnel and related costs of $2.4 million (excluding share-based compensation) primarily associated with increased headcount and business expansion. Product and technology share-based compensation expense during the three months ended June 30, 2020 included $2.0 million related to the acceleration of vesting of outstanding grants at the time of our initial public offering.

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

Within our operating expenses, share-based compensation and related expenses across sales and marketing, product and technology, and general and administrative decreased $5.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Share-based compensation for the three months ended June 30, 2020 included $7.4 million recognized in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 ($3.9 million) and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period ($3.5 million).

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

Income Tax Expense

We recorded income tax expense of $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (35.9)%, compared to $0.2 million for the three months ended June 30, 2020, reflecting an effective tax rate of (1.8)%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth our results of operations as reported for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$61,468	$15,993	$45,475	284.3%
Operating costs and expenses
Cost of revenues (1)	19,075	3,815	15,260	400.0%
Sales and marketing	9,581	2,505	7,076	282.5%
Product and technology	10,072	6,197	3,875	62.5%
General and administrative (1)	22,329	10,177	12,152	119.4%
Depreciation and amortization	8,126	1,569	6,557	417.9%
Total operating costs and expenses	69,183	24,263	44,920	185.1%
Operating loss	(7,715)	(8,270)	555	6.7%
Interest expense, net	1	390	(389)	(99.7)%
Loss before income taxes	(7,716)	(8,660)	944	10.9%
Income tax provision	1,653	315	1,338	424.8%
Net loss	$(9,369)	$(8,975)	$(394)	(4.4)%

(1) Excludes depreciation and amortization

Geographic Information

The following table sets forth our revenues by geographic region as reported for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
United States	$19,079	$13,295	31.0%	83.1%	$5,784	43.5%
Europe	25,257	2,678	41.1%	16.7%	22,579	n.m.
Latin America	13,857	—	22.5%	—%	13,857	n.m.
Rest of the world	3,275	20	5.4%	0.1%	3,255	n.m.
Total revenues	$61,468	$15,993	100.0%	100.0%	$45,475	284.3%

n.m. = not meaningful

Revenues

Revenues increased $45.5 million as a result of organic growth and patent licensing in our B2B segment driving $7.2 million of the increase, coupled with the addition of Coolbet’s gaming revenues of $38.3 million in our B2C segment following the completion of our acquisition of Coolbet on January 1, 2021.

During the six months ended June 30, 2021, revenues increased across each of our geographies when compared to the six months ended June 30, 2020. Revenues from the United States increased $5.8 million, driven primarily by patent licensing revenue and expanded legalization of RMiG and sports betting in additional U.S. states and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most recent of which was Michigan in January 2021. Revenues from customers in Europe increased $22.6 million compared to the prior year period, due primarily to the inclusion of B2C revenues in Northern Europe, coupled with increases in our B2B revenues from Italy. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

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

Product and technology expenses increased by $3.9 million primarily related to hiring developers, product managers, and product teams in order to meet increased demand for our technology by new and existing customers in new jurisdictions. Of this increase, the inclusion of the B2C segment within our results for the first time following the acquisition of Coolbet directly contributed an increase of $0.6 million.

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

Within our operating expenses, share-based compensation and related expenses across sales and marketing, product and technology, and general and administrative decreased $4.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to expenses of $7.4 million recognized during the six months ended June 30, 2020 in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 ($3.9 million) and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period ($3.5 million).

Depreciation and amortization expenses increased by $6.6 million, including $6.0 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $1.7 million for the six months ended June 30, 2021, reflecting an effective tax rate (21.4)%, compared to $0.3 million for the six months ended June 30, 2020, reflecting an effective tax rate of (3.6)%.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

The following tables set forth our segment results as reported for the three months ended June 30, 2021 and March 31, 2021.

Revenue by Segment

	Three Months Ended		Percentage of revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
	(Restated)	(Restated)
(in thousands, except percentages)
B2B	$10,368	$12,806	30.2%	47.2%	$(2,438)	(19.0)%
B2C	23,982	14,312	69.8%	52.8%	9,670	67.6%
Total revenues	$34,350	$27,118	100.0%	100.0%	$7,232	26.7%

B2B Segment Profit

	Three Months Ended		Percentage of segment revenue		Change
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	Amount	%
	(Restated)	(Restated)
(in thousands, except percentages)
Revenues	$10,368	$12,806	100.0%	100.0%	$(2,438)	(19.0)%
Cost of revenue (1)	2,307	2,742	22.3%	21.4%	(435)	(15.9)%
Segment gross profit (1)	$8,061	$10,064	77.7%	78.6%	$(2,003)	(19.9)%

(1) Excludes depreciation and amortization

The $2.4 million decrease in revenue was primarily due to patent licensing revenue of $3.0 million recognized during the three months ended March 31, 2021 that did not recur during the three months ended June 30, 2021.

B2B cost of revenues decreased $0.4 million as a result of decreased content licensing and processing fees.

The segment gross profit margin for B2B, which excludes depreciation and amortization, decreased $2.0 million from the first quarter, primarily as a result of the $3.0 million patent licensing profits recognized during the three months ended March 31, 2021 that did not recur during the three months ended June 30, 2021.

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

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet’s operations, increased by $7.6 million due to increased margins within our sports revenue streams during the period, coupled with higher casino activity during the period.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following tables set forth our segment results as reported for the three months ended June 30, 2021 and 2020.

Revenue by Segment

	Three Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
B2B	$10,368	$8,323	30.2%	100.0%	$2,045	24.6%
B2C	23,982	—	69.8%	—%	23,982	N/A
Total revenues	$34,350	$8,323	100.0%	100.0%	$26,027	312.7%

B2B Segment Profit

	Three Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$10,368	$8,323	100.0%	100.0%	$2,045	24.6%
Cost of revenue (1)	2,307	2,123	22.3%	25.5%	184	8.7%
Segment gross profit (1)	$8,061	$6,200	77.7%	74.5%	$1,861	30.0%

(1) Excludes depreciation and amortization

B2B revenues increased $2.0 million as a result of B2B platform and content fee revenues, which increased $2.9 million, or 45.2%, over the prior period. New United States RMiG jurisdictions and casino operator customers contributed $1.6 million of that increase, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Development services and other revenues decreased by $0.9 million, primarily due to development revenues recognized during the during the three months ended June 30, 2020 as a result of FanDuel’s migration to their own player wallets in 2020, partially offset by increased development services revenues associated with new casino launches.

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

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $1.9 million primarily as a result of higher revenues driven primarily by the expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions.

B2C Segment Profit

	Three Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$23,982	$—	100.0%	N/A	$23,982	N/A
Cost of revenue (1)	8,049	—	33.6%	N/A	8,049	N/A
Segment gross profit (1)	$15,933	$—	66.4%	N/A	$15,933	N/A

(1) Excludes depreciation and amortization

Prior year revenue and costs of revenue for the B2C segment, comprised entirely of Coolbet’s operations, are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following tables set forth our segment results as reported for the six months ended June 30, 2021 and 2020.

Revenue by Segment

	Six Months Ended June 30,		Percentage of revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
B2B	$23,174	$15,993	37.7%	100.0%	$7,181	44.9%
B2C	38,294	—	62.3%	N/A	38,294	N/A
Total revenues	$61,468	$15,993	100.0%	100.0%	$45,475	284.3%

B2B Segment Profit

	Six Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
	(Restated)
(in thousands, except percentages)
Revenues	$23,174	$15,993	100.0%	100.0%	$7,181	44.9%
Cost of revenue (1)	5,049	3,815	21.8%	23.9%	1,234	32.3%
Segment gross profit (1)	$18,125	$12,178	78.2%	76.1%	$5,947	48.8%

(1) Excludes depreciation and amortization

B2B revenues increased $7.2 million compared to the prior year period. B2B platform and content fee revenues contributed $6.2 million towards this increase, increasing 49.8% from $12.4 million during the six months ended June 30, 2020 to $18.5 million for the six months ended June 30, 2021. Of this increase, new RMiG jurisdictions in the United States and casino operator customers contributed $2.4 million, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Similarly, simulated gaming revenues within the B2B segment increased $2.0 million as compared to the six months ended June 30, 2020, with new customers contributing $2.4 million to the increase.

Additionally, B2B development services and other revenues increased $1.0 million compared to the six months ended June 30, 2020, of which $3.0 million was attributable to patent licensing fee revenue recognized during the six months ended June 30, 2021. Development services revenues decreased $2.0 million, primarily due to decreases associated with FanDuel’s migration to their own player wallets in 2020.

B2B segment cost of revenues increased $1.2 million as a result of our content licensing and processing fees increasing in line with related revenues, partially offset by gaming duties and related expenses of $0.5 million which were incurred during the six months ended June 30, 2020 associated with the online casino product offering we previously operated in the U.K. until September 2020.

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $5.9 million primarily as a result of higher revenues attributable to organic growth in the business and patent licensing.

B2C Segment Profit

	Six Months Ended June 30,		Percentage of segment revenue		Change
	2021	2020	2021	2020	Amount	%
(in thousands, except percentages)
Revenues	$38,294	$—	100.0%	N/A	$38,294	N/A
Cost of revenue (1)	14,026	—	36.6%	N/A	14,026	N/A
Segment gross profit (1)	$24,268	$—	63.4%	N/A	$24,268	N/A

(1) Excludes depreciation and amortization

Segment gross profit for B2C, which excludes depreciation and amortization and is entirely comprised of Coolbet’s operations, was $24.3 million, or 63.4% as a percentage of segment revenue, for the six months ended June 30, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the acquisition, which closed January 1, 2021.

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

Below is a reconciliation to Adjusted EBITDA from net loss as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
(in thousands)
Net loss	$(3,759)	$(9,669)	$(9,369)	$(8,975)
Income tax provision	992	170	1,653	315
Interest expense, net	—	382	1	390
Depreciation and amortization	4,132	716	8,126	1,569
Share-based compensation and related expense	2,174	7,762	3,665	8,057
Initial public offering transaction related	—	2,277	—	2,831
Adjusted EBITDA	$3,539	$1,638	$4,076	$4,187

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

We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our business. Specifically, the key elements of our growth strategy include, but are not limited to, the expansion of our gaming content development capabilities, the anticipated launch of the B2B sportsbook technology solution in the U.S., the continued integration of Coolbet’s sports betting technology and international B2C operations, and the launch of regulated gaming in new U.S. states. The execution of our growth strategy will require significant capital expenditures. We expect to continue investing in our products and technologies as we seek to scale our business, optimize our margin profile and enhance profitability.

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

As of June 30, 2021, our primary sources of liquidity were our cash of $52.1 million and accounts receivable, net of allowance of $12.2 million. Our material short-term cash requirements include capital expenditures and the purchase of goods and services to conduct our operations, including, but not limited to, recurring payroll and benefits obligations for our employees and liabilities to our customers. We are also party to certain gaming content contracts where we have committed to make minimum payments under the terms of those contracts, including $48.5 million of fees payable under the Agreements described in Note 17. Of this total, we have paid $3.5 million as of June 30, 2021 and $5.0 million was paid subsequent to the balance sheet date, on July 1, 2021. We expect to make fixed payments of $8.0 million in the fourth quarter of 2021 and $8.0 million in each of the years 2022 through 2025. We believe cash on hand and cash generated from operations will be sufficient to fund our operating activities and cash commitments for investing activities for at least the next 12 months and thereafter.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
	(Restated)
Net cash from operating activities	$3,137	$1,708	$1,429	83.7%
Net cash used in investing activities	(102,524)	(2,390)	(100,134)	n.m.
Net cash from (used in) financing activities	(321)	55,349	(55,670)	(100.6)%
Effect of foreign exchange rates on cash	(860)	(888)	28	3.2%
Net increase (decrease) in cash	$(100,568)	$53,779	$(154,347)	(287.0)%

n.m. = not meaningful

Operating Activities

Net cash from operating activities increased by $1.4 million primarily resulting from a decrease in net loss (after adjustments to reconcile net loss to cash flows from operations), partially offset by an unfavorable change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $100.1 million primarily as a result of $92.4 million cash paid for the acquisition of Coolbet, net of cash acquired, a $3.6 million increase in spend for capitalized software development costs associated with new customer launches and a $3.5 million initial payment to a content supplier as partial consideration for the exclusive rights to distribute their online gaming content.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. At the time of our Original Filing on August 16, 2021, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Filing, as described below, material weaknesses were identified in our internal control over financial reporting. Based on the foregoing, the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As disclosed in this report elsewhere, a material weakness was identified in the Company’s internal control over financial reporting for the period ended June 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis. During the course of management’s year-end procedures, the Company examined employee costs attributed to capitalized software development costs, net and concluded that certain time previously evaluated as capitalizable was not a direct cost of software development and accounted for inconsistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, concluding the services are not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. Accordingly, management undertook a review of the cost capitalization and revenue recognition errors. The effects of this error resulted in an overstatement of capitalized software development costs, net, and an overstatement of development revenue resulting in an increase of previously reported net loss by $1.0 million and $2.2 million for the three and six months ended June 30, 2021, respectively. Management determined that the aggregate effect of these individual errors was material and resulted in a restatement to the unaudited condensed consolidated financial statements for the quarter ended June 30, 2021.

The Company’s management and audit committee of the board of directors determined that material weaknesses exist related to the design and operating effectiveness of internal controls over the completeness and accuracy of accounting for, and disclosure of, capitalized software development costs, net and revenue recognition. Specifically, the Company did not (i) design appropriate management review controls to properly identify the appropriate costs of employee time allocated to capitalized software development costs, net and (ii) did not have sufficiently formalized policies and procedures with respect to the capitalized software development process. In addition, the Company (i) did not design adequate procedures for customer contract reviews, (ii) had inadequate controls to appropriately apply the revenue recognition policy and (iii) had inadequate resources to properly evaluate technical aspects of revenue recognition, in each case with respect to contracts with customers.

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

Item 1A. Risk Factors

Other than with respect to the material weakness described herein, which could further amplify our previously disclosed risks, particularly with respect to the consequences of a material weakness in internal control over financial reporting, there have been no material changes from the risk factors as disclosed in our 2020 Form 10-K which we filed with the SEC on March 31, 2021.

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

Item 6. Exhibits

A list of exhibits to this Amendment No. 1 to the Form 10-Q/A is set forth in the Exhibit Index below.

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	Bye-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.3	Description of Securities		10-K	4.3	March 31, 2021
10.1	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.2	Employment Agreement with Karen Flores		10-K	10.7	March 31, 2021
10.3	Employment Agreement with Todd McTavish		10-K	10.8	March 31, 2021
10.4	Employment Agreement with Simon Knock		10-K	10.9	March 31, 2021
10.5	Employment Agreement with Jeffrey Berman		10-K	10.10	March 31, 2021
10.6	Employment Agreement with Donald Ryan		10-K	10.11	March 31, 2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	X
101.INS**	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104***	The cover page from this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2021, has been formatted in Inline XBRL.	X
*	Furnished herewith.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
+	Filed herewith unless otherwise indicated as furnished herewith.

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

