Form 10-Q/A
period 2021-09-30
GAN Ltd
filed 2022-04-15
CIK 1799332

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

EXPLANATORY NOTE

GAN Ltd, (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021, contained in the Original Form 10-Q (the “Restatement”).

Restatement Background

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2021, the Company performed reviews of various process and the Company identified errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. Based on this review, the Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process, and determined that a portion of the initial revenue recognized at the onset of certain customer contracts should instead have been recognized over the full term of the contract as the performance obligations were not complete during the periods at which such revenues were recognized. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $0.8 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. See Note 2 — Restatement of Prior Financial Information, for additional information.

The Company’s management and the Audit Committee of the Company’s Board of Directors determined that a material weakness existed in the Company’s internal control over financial reporting due to the lack of precision of management review controls that would prevent or detect material misstatements. This material weakness in the Company’s internal control over financial reporting resulted in the overstatement of capitalized software development costs and accelerated recognition of certain revenues. As such, Item 4 of Part I has been amended for our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Refer to Controls and Procedures in Part I, Item 4.

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

2

GAN LIMITED

FORM 10-10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Restated)
Current assets
Cash	$50,305	$152,654
Accounts receivable, net of allowance for doubtful accounts of $89 and $100 at September 30, 2021 and December 31, 2020, respectively	7,391	6,818
Prepaid expenses	2,411	1,912
Other current assets	2,380	2,112
Total current assets	62,487	163,496

Capitalized software development costs, net	12,332	6,648
Goodwill	149,015	—
Intangible assets, net	39,521	468
Other assets	13,016	2,634
Total assets	$276,371	$173,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,647	$4,926
Accrued compensation and benefits	9,660	4,956
Accrued expenses	6,948	3,363
Liabilities to users	7,863	—
Other current liabilities	4,204	4,067
Total current liabilities	33,322	17,312

Deferred income taxes	2,173	—
Other liabilities	1,716	370
Total liabilities	37,211	17,682

Stockholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,182,774 and 36,635,362 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	422	365
Additional paid-in capital	317,367	203,842
Accumulated deficit	(63,813)	(45,766)
Accumulated other comprehensive loss	(14,816)	(2,877)
Total stockholders’ equity	239,160	155,564
Total liabilities and stockholders’ equity	$276,371	$173,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenue	$32,268	$10,266	$93,736	$26,259

Operating costs and expenses
Cost of revenue (1)	10,801	3,083	29,876	6,898
Sales and marketing	5,657	1,277	15,238	3,782
Product and technology	5,492	1,896	15,564	8,093
General and administrative (1)	12,888	6,120	35,217	16,297
Depreciation and amortization	4,560	804	12,686	2,373
Total operating costs and expenses	39,398	13,180	108,581	37,443
Operating loss	(7,130)	(2,914)	(14,845)	(11,184)
Interest expense, net	—	2	1	392
Loss before income taxes	(7,130)	(2,916)	(14,846)	(11,576)
Income tax expense (benefit)	1,548	(3)	3,201	312
Net loss	$(8,678)	$(2,913)	$(18,047)	$(11,888)

Loss per share, basic and diluted	$(0.21)	$(0.10)	$(0.43)	$(0.46)

Weighted average ordinary shares outstanding, basic and diluted	42,061,396	29,571,905	41,962,535	25,782,776

(1)	Excludes depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Net loss	$(8,678)	$(2,913)	$(18,047)	$(11,888)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,904)	551	(11,939)	(728)
Comprehensive loss	$(13,582)	$(2,362)	$(29,986)	$(12,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss (Restated)	—	—	—	(5,610)	—	(5,610)
Foreign currency translation adjustments	—	—	—	—	(9,478)	(9,478)
Share-based compensation	—	—	1,632	—	—	1,632
Issuance of ordinary shares upon exercise of stock options	108,222	1	314	—	—	315
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 5)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 5)	—	—	297	—	—	297
Balance at March 31, 2021	42,004,100	$419	$312,715	$(51,376)	$(12,355)	$249,403
Net loss (Restated)	—	—	—	(3,759)	—	(3,759)
Foreign currency translation adjustments	—	—	—	—	2,443	2,443
Share-based compensation	—	—	2,319	—	—	2,319
Restricted stock activity	5,178	1	(1)	—	—	—
Issuance of ordinary shares upon exercise of stock options	6,396	—	22	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$(55,135)	$(9,912)	$250,428
Net loss (Restated)	—	—	—	(8,678)	—	(8,678)
Foreign currency translation adjustments	—	—	—	—	(4,904)	(4,904)
Share-based compensation	—	—	1,823	—	—	1,823
Restricted stock activity	2,590	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	164,510	2	489	—	—	491
Balance at September 30, 2021	42,182,774	$422	$317,367	$(63,813)	$(14,816)	$239,160

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2020	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net income	—	—	—	694	—	694
Foreign currency translation adjustments	—	—	—	—	(1,320)	(1,320)
Share-based compensation	—	—	295	—	—	295
Issuance of ordinary shares upon exercise of stock options	64,908	1	86	—	—	87
Balance at March 31, 2020	21,550,967	$216	$41,243	$(22,330)	$(4,228)	$14,901
Net loss	—	—	—	(9,669)	—	(9,669)
Foreign currency translation adjustments	—	—	—	—	41	41
Share-based compensation	—	—	4,225	—	—	4,225
Issuance of restricted stock awards	93,680	—	—	—	—	—
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075	7,337,000	73	55,216	—	—	55,289
Cash consideration paid to GAN plc shareholders	—	—	—	(2,525)	—	(2,525)
Issuance of ordinary shares upon exercise of stock options	678,613	6	2,104	—	—	2,110
Balance at June 30, 2020	29,660,260	$295	$102,788	$(34,524)	$(4,187)	$64,372
Net loss	—	—	—	(2,913)	—	(2,913)
Foreign currency translation adjustments	—	—	—	—	551	551
Share-based compensation	—	—	1,079	—	—	1,079
Issuance of ordinary shares upon exercise of stock options	10,750	—	27	—	—	27
Balance at September 30, 2020	29,671,010	$295	$103,894	$(37,437)	$(3,636)	$63,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Restated)
Cash Flows from Operating Activities
Net loss	$(18,047)	$(11,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of software and intangible assets	11,888	2,135
Depreciation on property and equipment and finance lease right-of-use assets	798	218
Share-based compensation expense	5,774	5,599
Other	432	9
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(483)	(2,154)
Prepaid expenses	272	(1,503)
Other current assets	226	(1,527)
Other assets	(9,123)	1,063
Accounts payable	(1,255)	2,223
Accrued compensation and benefits	3,370	1,958
Accrued expenses	3,906	421
Liabilities to users	2,847	—
Other current liabilities	(460)	(275)
Other liabilities	1,205	(114)
Net cash provided by (used in) operating activities	1,350	(3,835)

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash acquired	(92,454)	—
Expenditures for capitalized software development costs	(8,483)	(2,811)
Purchases of gaming licenses	(215)	(110)
Purchases of property and equipment	(1,478)	(763)
Net cash used in investing activities	(102,630)	(3,684)

Cash Flows from Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net	—	57,445
Payments of offering costs	(604)	(1,678)
Proceeds from exercise of stock options	828	2,224
Cash consideration paid to GAN plc shareholders	—	(2,525)
Principal payments on finance leases	(83)	(137)
Net cash provided by financing activities	141	55,329

Effect of foreign exchange rates on cash	(1,210)	(489)

Net increase (decrease) in cash	(102,349)	47,321
Cash, beginning of period	152,654	10,279
Cash, end of period	$50,305	$57,600

Supplemental Disclosure of Noncash Investing and Financing Activities:
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 5)	$106,683	$—
Issuance of unvested stock options in exchange for unvested stock options of Coolbet (Note 5)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	252	—

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

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Vincent Group”), a Malta public limited company doing business as “Coolbet” (Note 5). Coolbet is a developer and operator of an online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada).

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 2 — RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2021, the Company has identified an error made in the Company’s historical condensed consolidated financial statements for the three and nine months ended September 30, 2021. The errors primarily relate to (i) improperly capitalized costs for non-developers that did not meet the criteria of development activities in accordance with the applicable guidance and (ii) significant customization services provided during the set-up of RMiG instances, previously recognized at a point in time, which are only provided by the company and are not distinct. The related consideration should be allocated to the separately identifiable performance obligation consisting of access to the SaaS platform, recognized over time as the Company provides services to its customer in its delivery of services to the player end user. The impact of correcting the improperly capitalized costs is to reverse the capitalized costs and related amortization expense and recognize the expense within product and technology expense. The impact of correcting the revenues improperly recognized at a point in time is to reverse the revenues and recognize contract liabilities, as well as a pro-rata portion of the fixed fees as revenues for the period of the contract completed to date.

The following table summarizes the effect of the Restatement on the condensed consolidated balance sheet as of September 30, 2021:

	As Reported	Adjustment	As Restated
Accounts receivable, net of allowance for doubtful accounts of $89 at September 30, 2021	$7,166	$225	$7,391
Capitalized software development costs, net	14,212	(1,880)	12,332
Total assets	278,026	(1,655)	276,371
Other current liabilities	4,050	154	4,204
Other liabilities	648	1,068	1,716
Total liabilities	35,989	1,222	37,211
Accumulated deficit	(60,880)	(2,933)	(63,813)
Accumulated other comprehensive loss	(14,872)	56	(14,816)
Total stockholders’ equity	242,037	(2,877)	239,160
Total liabilities and stockholders’ equity	278,026	(1,655)	276,371

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the three months ended September 30, 2021:

	As Reported	Adjustment	As Restated
Revenue	$32,261	$7	$32,268
Product and technology	4,634	858	5,492
General and administrative (1)	12,895	(7)	12,888
Depreciation and amortization	4,646	(86)	4,560
Total operating costs and expenses	38,633	765	39,398
Operating loss	(6,372)	(758)	(7,130)
Loss before income taxes	(6,372)	(758)	(7,130)
Net loss	(7,920)	(758)	(8,678)
Loss per share, basic and diluted	$(0.19)	$(0.02)	$(0.21)

(1)	Excludes depreciation and amortization

The following table summarizes the effect of the Restatement on the condensed consolidated statement of operations for the nine months ended September 30, 2021:

	As Reported	Adjustment	As Restated
Revenue	$94,731	$(995)	$93,736
Product and technology	13,539	2,025	15,564
General and administrative (1)	35,232	(15)	35,217
Depreciation and amortization	12,758	(72)	12,686
Total operating costs and expenses	106,643	1,938	108,581
Operating loss	(11,912)	(2,933)	(14,845)
Loss before income taxes	(11,913)	(2,933)	(14,846)
Net loss	(15,114)	(2,933)	(18,047)
Loss per share, basic and diluted	$(0.36)	$(0.07)	$(0.43)

(1)	Excludes depreciation and amortization

The following table summarizes the effect of the Restatement on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021:

	As Reported	Adjustment	As Restated
Net loss	$(15,114)	$(2,933)	$(18,047)
Amortization of software and intangible assets	11,960	(72)	11,888
Accounts receivable	(258)	(225)	(483)
Other liabilities	139	1,066	1,205
Net cash used in operating activities	3,360	(2,010)	1,350
Expenditures for capitalized software development costs	(10,493)	2,010	(8,483)
Net cash used in investing activities	(104,640)	2,010	(102,630)

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

Cash

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within Cash in the condensed consolidated balance sheets and are not subject to creditor claims. At September 30, 2021 the related liabilities to users was $7,863.

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$18,437	$47,181
Net loss	$(5,072)	$(20,393)
Loss per share, basic and diluted	$(0.15)	$(0.66)

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Restated)
Capitalized software development costs	$26,762	$26,507
Development in progress	5,225	2,641
Total capitalized software development costs	31,987	29,148
Less: accumulated amortization	(19,655)	(22,500)
Total	$12,332	$6,648

At September 30, 2021, development in progress primarily represented costs associated with new proprietary content and enhancements to the software platform, as well as integration of Coolbet’s sportsbook into the B2B platform. The new B2B sportsbook technology is expected to be placed in service in the first half of 2022.

Amortization expense related to capitalized software development costs was $908 and $667 for the three months ended September 30, 2021 and 2020, respectively, and $2,569 and $2,038 for the nine months ended September 30, 2021 and 2020, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2021 were as follows:

	B2B	B2C	Total
Balance at January 1, 2021	$—	$—	$—
Goodwill acquired in Coolbet acquisition	67,547	92,138	159,685
Reallocation of goodwill (1)	10,859	(10,859)	—
Measurement period adjustments (Note 5)	(1,003)	(1,039)	(2,042)
Effect of foreign currency translation	(3,894)	(4,734)	(8,628)
Balance at September 30, 2021	$73,509	$75,506	$149,015

(1)	During the third quarter of 2021, the preliminary allocation of goodwill was refined to allocate the goodwill between the segments based on each reporting unit’s estimated relative enterprise value, and their respective acquired assets and assumed liabilities. The acquired assets include intangible assets that are expected to be used within the Company’s B2C and B2B segments.

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

		September 30, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$28,038	$(7,010)	$21,028
In-process technology	—	8,336	—	8,336
Customer relationships	3.0 years	5,589	(1,397)	4,192
Trade names and trademarks	10.0 years	5,828	(751)	5,077
Gaming licenses	6.6 years	2,005	(1,117)	888
		$49,796	$(10,275)	$39,521

		December 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	3.0 years	$343	$(343)	$—
Gaming licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Content licensing fees	$2,304	$1,984
Income taxes	2,794	17
Sales taxes	1,267	756
Other	583	606
Total	$6,948	$3,363

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(Restated)
Revenue share due to SIM customers	$2,107	$2,520
Contract liabilities	740	1,083
Operating lease liabilities	491	262
Other	866	202
Total	$4,204	$4,067

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

The Company recorded share-based compensation expense related to stock options of $1,693 and $650 for the three months ended September 30, 2021 and 2020, respectively, and $4,639 and $5,095 for the nine months ended September 30, 2021 and 2020, respectively. Such share-based compensation expense is recorded net of capitalized software development costs of $65 and $13 for the three months ended September 30, 2021 and 2020, respectively, and $170 and $43 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the share-based compensation expense for the nine months ended September 30, 2020 includes $3,881 from acceleration of vesting of awards in connection with the Company’s initial public offering. At September 30, 2021, there was $20,944 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

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

NOTE 11 — INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense (1)	$—	$2	$1	$395
Interest income	—	—	—	(3)
Interest expense, net	$—	$2	$1	$392

(1)	Interest expense includes interest on a related party loan of $385 during the nine months ended September 30, 2020. Refer to Note 16 – Related Party Transactions.

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

NOTE 13 — REVENUE

The following table reflects revenue recognized for the three and nine months ended September 30, 2021 and 2020 in line with the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenue from services delivered at a point in time(1)	$22,621	$788	$64,030	$888
Revenue from services delivered over time	9,647	9,478	29,706	25,371
Total	$32,268	$10,266	$93,736	$26,259

During the three months ended September 30, 2021, revenues recognized at a point in time was $22,621, of which $21,093 related to gaming revenues and $1,528 related to development services and other revenues. During the nine months ended September 30, 2021, revenues recognized at a point in time was $64,030, of which $59,387 related to gaming revenues and $4,643 related to development services and other revenues. Revenues recognized at a point in time during the three and nine months ended September 30, 2020 were related to development services and other revenues.

During the three months ended September 30, 2021 and 2020, one customer in the B2B segment generated revenue of $4,747 and $3,818 and represented 14.7% and 37.2% of total revenues, respectively. During the nine months ended September 30, 2021 and 2020, one customer in the B2B segment generated revenue of $12,661 and $11,826, and represented 13.5% and 45.0% of total revenues, respectively.

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

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Contract liabilities from advance customer payments, beginning of the period	$1,811	$1,865	$1,083	$3,023
Contract liabilities from advance customer payments, end of the period	1,808	1,561	1,808	1,561
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	179	1,187	121	2,201

At September 30, 2021, the Company recorded contract liabilities from advance customer payments of $740 and $1,068 in Other current liabilities and Other liabilities, respectively, in the condensed consolidated balance sheet.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 14 — SEGMENT REPORTING

Effective January 1, 2021, the Company completed the acquisition of Coolbet (Note 5), which caused the composition of its reportable segments to change. Accordingly, the Company implemented a segment reorganization to align its segment reporting with its revised operating structure. The Company’s new reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operator customers to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gambling. The B2C segment includes the operations of Coolbet since the date of acquisition. Coolbet develops and operates a B2C online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador and Peru) and North America (Canada).

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

Summarized financial information by reportable segments for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
	(Restated)		(Restated)
Revenue	$11,175	$21,093	$32,268	$10,266	$—	$10,266
Cost of revenue(1)	3,583	7,218	10,801	3,083	—	3,083
Segment gross profit	$7,592	$13,875	$21,467	$7,183	$—	$7,183

(1)	Excludes depreciation and amortization

	Nine Months Ended September 30,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
	(Restated)		(Restated)
Revenue	$34,349	$59,387	$93,736	$26,259	$—	$26,259
Cost of revenue(1)	8,632	21,244	29,876	6,898	—	6,898
Segment gross profit	$25,717	$38,143	$63,860	$19,361	$—	$19,361

(1)	Excludes depreciation and amortization

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to consolidated loss before income taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Segment gross profit (1)	$21,467	$7,183	$63,860	$19,361
Sales and marketing	5,657	1,277	15,238	3,782
Product and technology	5,492	1,896	15,564	8,093
General and administrative (1)	12,888	6,120	35,217	16,297
Depreciation and amortization	4,560	804	12,686	2,373
Interest expense, net	—	2	1	392
Loss before income taxes	$(7,130)	$(2,916)	$(14,846)	$(11,576)

(1)	Excludes depreciation and amortization

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
B2B:
Platform and content fees	$8,743	$6,914	$27,252	$19,269
Development services and other	2,432	3,352	7,097	6,990
Total B2B revenue	$11,175	$10,266	$34,349	$26,259

B2C:
Sportsbook	$7,886	$—	$27,794	$—
Casino	12,323	—	29,306	—
Poker	884	—	2,287	—
Total B2C revenue	$21,093	$—	$59,387	$—
Total revenue	$32,268	$10,266	$93,736	$26,259

Revenue by location of the customer for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
United States	$9,107	$8,662	$28,186	$21,957
Europe	11,598	1,594	36,855	4,272
Latin America	9,854	—	23,711	—
Rest of the world	1,709	10	4,984	30
Total	$32,268	$10,266	$93,736	$26,259

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

The Company’s effective income tax rate was (21.7)% and 0.1% for the three months ended September 30, 2021 and 2020, respectively, and (21.6)% and (2.7)% for the nine months ended September 30, 2021 and 2020, respectively. The Company uses an estimated annual effective tax rate to determine the quarterly income tax provision, which is adjusted each quarter based on information available at the end of that quarter.

The difference between the statutory tax rate of 0% in Bermuda, the Company’s country of domicile, and the effective income tax rate for the three and nine months ended September 30, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

NOTE 16 — RELATED PARTY TRANSACTIONS

In connection with the Share Exchange and Reorganization disclosed in Note 3, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent’s chief executive officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company’s operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in Interest expense, net, in the condensed consolidated statement of operations during the nine months ended September 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) and the consolidated financial statements and related notes included in our 2020 Form 10-K as supplemented in our Current Report on Form 8-K filed with the SEC on August 20, 2021.

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

The B2C segment includes the operations of Coolbet since the date of acquisition. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in nine national markets across Northern Europe (Estonia, Finland, Iceland, Norway and Sweden), Latin America (Chile, Ecuador, and Peru) and North America (Canada). In 2021, Coolbet won two prestigious awards at the International Gaming Awards in London – Mobile Sports Product of the Year and Innovator of the Year – in recognition of our significant impact in the mobile sports betting industry.

Our net loss was $8.7 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $18.0 million and $11.9 million for the nine months ended September 30, 2021 and 2020, respectively. Our results of operations for the three and nine months ended September 30, 2021 includes the financial results of Coolbet for the entire period, and accordingly, are not directly comparable to our condensed consolidated results of operations for the three and nine months ended September 30, 2020.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2 - Restatement of Prior Financial Information, included in the interim financial statements. the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three and nine months ended September 30, 2021, related to errors in the accounting for capitalized software development costs, as well as errors relating to the recognition of revenue associated with certain contractual deliverables. The Company determined that it improperly included employee costs for individuals that were not performing development activities within the capitalization process. The effects of the error resulted in an overstatement of capitalized software development costs and revenue, resulting in an increase of previously reported net loss by $0.8 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. See Note 2 — Restatement of Prior Financial Information, for additional information. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Change
	September 30, 2021	June 30, 2021	Amount	Percent
	(Restated)	(Restated)
(dollars in thousands)
Revenue	$32,268	$34,350	$(2,082)	(6.1)%
Operating costs and expenses
Cost of revenue(1)	10,801	10,356	445	4.3%
Sales and marketing	5,657	5,480	177	3.2%
Product and technology	5,492	4,829	663	13.7%
General and administrative (1)	12,888	12,320	568	4.6%
Depreciation and amortization	4,560	4,132	428	10.4%
Total operating costs and expenses	39,398	37,117	2,281	6.1%
Operating loss	(7,130)	(2,767)	(4,363)	n.m.
Interest expense, net	—	—	—	—%
Loss before income taxes	(7,130)	(2,767)	(4,363)	n.m.
Income tax expense	1,548	992	556	56.0%
Net loss	$(8,678)	$(3,759)	$(4,919)	n.m.

(1) Excludes depreciation and amortization

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended		Percentage of Revenue		Change
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	Amount	Percent
	(Restated)	(Restated)
(dollars in thousands)
United States	$9,107	$8,330	28.2%	24.3%	$777	9.3%
Europe	11,598	14,193	35.9%	41.3%	(2,595)	(18.3)%
Latin America	9,854	10,254	30.5%	29.9%	(400)	(3.9)%
Rest of the world	1,709	1,573	5.3%	4.6%	136	8.6%
Total revenue	$32,268	$34,350	100.0%	100.0%	$(2,082)	(6.1)%

Revenue

Revenue decreased $2.1 million primarily due to decreased revenue of $2.9 million within the B2C segment as a result of decreased margins in our sportsbook revenue stream. Despite an increase in the number of active players, B2C segment revenues decreased due to lower sports margins from sporting event results which were less favorable to the Company during the third quarter, as compared to the prior period. The decrease was partially offset by a $0.8 million increase in revenue within the B2B segment, driven primarily by new hardware sales of $1.5 million during the third quarter, offset by decreases in platform and content fee revenue and development service revenue of $0.6 million and $0.1 million, respectively.

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

Product and Technology

Product and technology expense increased $0.7 million primarily related to the hiring of developers, project managers, and product teams to meet increased demand for our technology by new and existing customers, coupled with a lower rate of capitalization during the third quarter with respect to our product and technology costs and developer salaries, as compared to the prior period.

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

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million primarily due to increases to the values assigned to the intangible assets recognized in the acquisition of Coolbet in the third quarter of 2021.

Income Tax Expense

We recorded income tax expense of $1.5 million for the three months ended September 30, 2021, reflecting an effective tax rate of (21.7)%, compared to $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (35.9)%. The difference between the statutory tax rate of 0% in Bermuda, our country of domicile, and the effective income tax rate for the three months ended September 30, 2021 and June 30, 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Restated)
(dollars in thousands)
Revenue	$93,736	$26,259	$67,477	n.m.
Operating costs and expenses
Cost of revenue (1)	29,876	6,898	22,978	n.m.
Sales and marketing	15,238	3,782	11,456	n.m.
Product and technology	15,564	8,093	7,471	92.3%
General and administrative (1)	35,217	16,297	18,920	n.m.
Depreciation and amortization	12,686	2,373	10,313	n.m.
Total operating costs and expenses	108,581	37,443	71,138	n.m.
Operating loss	(14,845)	(11,184)	(3,661)	(32.7)%
Interest expense, net	1	392	(391)	(99.7)%
Loss before income taxes	(14,846)	(11,576)	(3,270)	(28.2)%
Income tax expense	3,201	312	2,889	n.m.
Net loss	$(18,047)	$(11,888)	$(6,159)	(51.8)%

(1) Excludes depreciation and amortization

n.m. = not meaningful

Geographic Information

The following table sets forth our revenues by geographic region for the periods indicated:

	Nine Months Ended September 30,		Percentage of Revenue		Change
	2021	2020	2021	2020	Amount	Percent
	(Restated)
(dollars in thousands)
United States	$28,186	$21,957	30.1%	83.6%	$6,229	28.4%
Europe	36,855	4,272	39.3%	16.3%	32,583	n.m.
Latin America	23,711	—	25.3%	—%	23,711	n.m.
Rest of the world	4,984	30	5.3%	0.1%	4,954	n.m.
Total revenue	$93,736	$26,259	100.0%	100.0%	$67,477	n.m.

n.m. = not meaningful

Revenue

Revenue increased $67.5 million compared to the prior year period, primarily due to the inclusion of Coolbet within our results which resulted in $59.4 million of revenue recognized within the B2C segment during the nine months ended September 30, 2021. The remaining increase of $8.1 million within the B2B segment was primarily a result of organic growth, increased customer launches inclusive of new US RMiG customers and jurisdictions which contributed $4.5 million, patent licensing of $3.0 million, and increased SIM revenue of 2.4 million, partially offset by a decrease in development revenue of $2.9 million, primarily due to decreases associated with FanDuel’s migration to their own player wallets in 2020 and the timing of revenues recognized associated with new US RMiG customer launches.

Revenue increased across each of our geographies during the nine months ended September 30, 2021 as compared to the prior year period. Revenue from the United States increased $6.2 million, driven primarily by patent licensing revenue of $3.0 million, expanded legalization of RMiG and sports betting in additional U.S. states, and our launch of iGaming solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Revenue from customers in Europe increased $32.6 million primarily due to the inclusion of B2C revenue in Northern Europe of $31.2 million and increased B2B revenue from Italy of $1.9 million, partially offset by a decrease of $0.3 million in game development revenues. Following the closing of our acquisition of Coolbet in January 2021, our revenue footprint expanded into Latin America with additional revenues in North America (Canada).

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

Product and Technology

Product and technology expense increased $7.5 million compared to the prior period, of which $12.4 million related to higher salaries and related employee costs as we continued to increase our development and related capabilities through the hiring of developers to meet higher demand for our technology by new and existing customers. This increase was offset by higher capitalized development costs of $3.5 million, which is reflective of an increased rate of capitalization during the nine months ended September 30, 2021 when compared to the prior year period. The above increase of $8.9 million, net of capitalized costs, was offset by a decrease of $2.5 million in share-based compensation expenses for employees within our product and technology functions compared to the prior year period, primarily related to our initial public offering in May 2020. The remaining increase of $1.1 million was primarily attributable to the inclusion of Coolbet within our results ($0.9 million) for the first time following the acquisition in January 2021.

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

Within our operating expense, share-based compensation and related expenses across sales and marketing, product and technology, and general and administrative decreased $3.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to expenses of $7.1 million recognized during the nine months ended September 30, 2020 in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 of $3.9 million and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period of $3.2 million (as compared to a benefit $0.2 million in the current year period).

Depreciation and Amortization

Depreciation and amortization expense increased $10.3 million compared to the prior year period, including $9.2 million in amortization expense from intangible assets recognized in the acquisition of Coolbet.

Income Tax Expense

We recorded income tax expense of $3.2 million for the nine months ended September 30, 2021, reflecting an effective tax rate (21.6)%, compared to $0.3 million for the nine months ended September 30, 2020, reflecting an effective tax rate of (2.7)%. The difference between the statutory tax rate of 0% in Bermuda, our country of domicile, and the effective income tax rate for the nine months ended September 30, 2021 and 2020, was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment Revenue		Change
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	Amount	Percent
(dollars in thousands)	(Restated)	(Restated)
B2B
Revenue	$11,175	$10,368	100.0%	100.0%	$807	7.8%
Cost of revenue(1)	3,583	2,307	32.1%	22.3%	1,276	55.3%
B2B segment gross profit	$7,592	$8,061	67.9%	77.7%	$(469)	(5.8)%
B2C
Revenue	$21,093	$23,982	100.0%	100.0%	$(2,889)	(12.0)%
Cost of revenue(1)	7,218	8,049	34.2%	33.6%	(831)	(10.3)%
B2C segment gross profit	$13,875	$15,933	65.8%	66.4%	$(2,058)	(12.9)%

(1) Excludes depreciation and amortization

B2B Segment

B2B revenue increased $0.8 million primarily due to new hardware sales of $1.5 million during the third quarter offset by decreases in platform and content fee revenue and development service revenue of $0.6 million and $0.1 million, respectively.

B2B cost of revenue increased $1.3 million primarily due to $1.1 million of hardware costs associated with new hardware sales during the third quarter.

The B2B segment gross profit margin, which excludes depreciation and amortization, decreased $0.5 million from the second quarter, primarily as a result of decreased platform and content fee revenue driven by lower seasonal performance in Italy as compared to the prior period. These decreases were combined with decreased development service revenue compared to the prior period due to the volume and size of RMiG and SIM casino launches for new customers and in new jurisdictions for our existing customers, as compared to the second quarter.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our segment results for the periods indicated:

	Nine Months Ended September 30,		Percentage of Segment Revenue		Change
	2021	2020	2021	2020	Amount	Percent
(dollars in thousands)
B2B (Restated)
Revenue	$34,349	$26,259	100.0%	100.0%	$8,090	30.8%
Cost of revenue(1)	8,632	6,898	25.1%	26.3%	1,734	25.1%
B2B segment gross profit	$25,717	$19,361	74.9%	73.7%	$6,356	32.8%
B2C
Revenue	$59,387	$—	100.0%	—%	$59,387	n.m.
Cost of revenue(1)	21,244	—	35.8%	—%	21,244	n.m.
B2C segment gross profit	$38,143	$—	64.2%	—%	$38,143	n.m.

(1) Excludes depreciation and amortization

n.m. = not meaningful

B2B Segment

B2B revenue increased $8.1 million primarily due to an increase in platform and content fee revenue of $8.0 million, which increased from $19.3 million during the nine months ended September 30, 2020 to $27.3 million for the nine months ended September 30, 2021. Of this increase, new RMiG jurisdictions in the United States and new casino operator customers since January 1, 2021 contributed $4.5 million during the nine months ended September 30, 2021, the majority of which was derived in Michigan following the launch of RMiG in January 2021. Simulated gaming revenue within the B2B segment increased $2.3 million as compared to the prior year period.

Additionally, B2B development services and other revenue increased $0.1 million, of which $3.0 million was attributable to patent licensing fee revenue recognized during the nine months ended September 30, 2021. The increase was partially offset by a decrease in development revenue of $2.9 million primarily as a result of FanDuel’s migration to its own player wallet platform in 2020.

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

Segment gross profit margin for B2B, which excludes depreciation and amortization, increased by $6.4 million primarily as a result of higher revenues attributable to organic growth in the business and patent licensing.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
(in thousands)
Net loss	$(8,678)	$(2,913)	$(18,047)	$(11,888)
Income tax expense (benefit)	1,548	(3)	3,201	312
Interest expense, net	—	2	1	392
Depreciation and amortization	4,560	804	12,686	2,373
Share-based compensation and related expense	1,700	737	5,365	8,794
Initial public offering transaction related	—	—	—	2,831
Tax related provisions	—	939	—	939
Adjusted EBITDA	$(870)	$(434)	$3,206	$3,753

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent
	(Restated)
Net cash provided by (used in) operating	$1,350	$(3,835)	$5,185	n.m.
Net cash used in investing activities	(102,630)	(3,684)	(98,946)	n.m.
Net cash provided by financing activities	141	55,329	(55,188)	(99.7)%
Effect of foreign exchange rates on cash	(1,210)	(489)	(721)	n.m.
Net increase (decrease) in cash	$(102,349)	$47,321	$(149,670)	n.m.

n.m. = not meaningful

Operating Activities

Net cash provided by (used in) operating activities increased $5.2 million primarily resulting from a decrease in net loss (after adjustments to reconcile net loss to cash flows from operations) of $4.8 million. The increase in net cash provided by operating activities was partially offset by an unfavorable change in operating assets and liabilities, primarily due to payments totaling $8.5 million to third-party gambling content providers for the rights to use and distribute their online gaming content in North America.

Investing Activities

Net cash used in investing activities increased $98.9 million primarily as a result of $92.5 million cash paid for the acquisition of Coolbet, net of cash acquired and a $5.7 million increase in spend for capitalized software development costs primarily related to $3.3 million invested in relation to new customer launches, product enhancements, and new features, and $2.4 million for the B2B sportsbook technology solution in North America.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. At the time of our Original Filing on November 12, 2021, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Filing, as described below, material weaknesses were identified in our internal control over financial reporting. Based on the foregoing, the Certifying Officers, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated interim financial statements for the periods covered by and included in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As disclosed in this report elsewhere, a material weakness was identified in the Company’s internal control over financial reporting for the period ended September 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis. During the course of management’s year-end procedures, the Company examined employee costs attributed to capitalized software development costs, net and concluded that certain time previously evaluated as capitalizable was not a direct cost of software development and accounted for inconsistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, concluding the services are not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. Accordingly, management undertook a review of the cost capitalization and revenue recognition errors. The effects of this error resulted in an overstatement of capitalized software development costs, net, and an overstatement of development revenue resulting in an increase of previously reported net loss by $0.8 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. Management determined that the aggregate effect of these individual errors was material and resulted in a restatement to the unaudited condensed consolidated financial statements for the quarter ended September 30, 2021.

The Company's management and audit committee of the board of directors determined that material weaknesses exist related to the design and operating effectiveness of internal controls over the completeness and accuracy of accounting for, and disclosure of, capitalized software development costs, net and revenue recognition. Specifically, the Company did not (i) design appropriate management review controls to properly identify the appropriate costs of employee time allocated to capitalized software development costs, net, and (ii) and did not have sufficiently formalized policies and procedures with respect to the capitalized software development process. In addition, the Company (i) did not design adequate procedures for customer contract reviews, (ii) had inadequate controls to appropriately apply the revenue recognition policy and (iii) had inadequate resources to properly evaluate technical aspects of revenue recognition, in each case with respect to contracts with customers.

Remediation Plans

We are evaluating measures to remediate the identified material weaknesses. These measures include formalizing and documenting its policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process, and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process.

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

Item 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
10.1+	Employment Agreement with Michael Arouh	10-Q	10.1	November 12, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Amendment No. 1 to the Quarterly Report on Form 10-Q/A.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.[1]

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

