Form 10-K
period 2021-12-31
GAN Ltd
filed 2022-04-15
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39274

GAN LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Drive, Suite 1900

Irvine, California 92618

(702) 964-5777

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, par value $0.01 per share	GAN	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of June 30, 2021, based on last sale price as reported on The Nasdaq Capital Market on that date, was approximately $653.9 million.

At March 9, 2022, there were 42,250,743 ordinary shares outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report of the registrant’s definitive Proxy Statement for the 2022 Annual Shareholder Meeting, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GAN LIMITED

2021 ANNUAL REPORT ON FORM 10-K

Except as otherwise required by the context, references to “GAN,” “GAN Limited,” “the Company,” “we,” “us” and “our” are to (i) GAN (UK) Limited, a private limited company organized under the laws of England and Wales (formerly GAN plc, a public limited company organized under the laws of the England and Wales), and its subsidiaries, for all periods prior to the completion of the May 2020 share exchange and reorganization, and (ii) GAN Limited, a Bermuda exempted company limited by shares, and its subsidiaries, or GAN Limited, for all periods after the completion of the May 2020 share exchange and reorganization. References to “Coolbet” are to Vincent Group p.l.c., a Malta public limited company and its subsidiaries, which was acquired by GAN Limited on January 1, 2021.

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

The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the forward-looking statements as a result of risk factors described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including, among other things:

●	our ability to generate and sustain profitability in light of the incurrence of net losses and negative cash flows;
●	our ability to successfully develop, market or sell new products or adopt new technology platforms;
●	risks related to competition;
●	our ability to manage the substantial variability in our business operations and forecast our financial results in light of such variability;
●	risks related to our customer contracts, pursuant to which our revenues fluctuate with the use of our products or services;
●	risks related to our historical reliance on a small number of customers for a substantial portion of our revenues;
●	our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, including our acquisition of Coolbet in January 2021;
●	risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions, including as a result of the global outbreak of the novel coronavirus (“COVID-19”) pandemic;
●	our ability to attract and retain qualified personnel;
●	risks related to the heavily regulated online gaming industry;
●	our ability to maintain good relations with our channel partners;
●	risks associated with our international operations and fluctuations in currency values;
●	risks related to unanticipated performance problems or bugs in our software product offerings; and
●	our ability to protect our intellectual property and proprietary rights.

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

PART I

ITEM 1. BUSINESS

GAN Limited is a Bermuda exempted holding company and through its subsidiaries, consists of two lines of business. We are a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Beginning with our acquisition of Coolbet in January 2021, we are also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, which offers individuals located in select markets in Northern Europe, Latin America and Canada access to a digital portal for engaging in sports betting, online casino games and poker.

In our B2B segment, we feature our technology platform, which we market as the GameSTACK™ internet gaming platform (“GameSTACK”). Our GameSTACK platform and related support services are geared towards casino operators, with an emphasis on land-based commercial and tribal casinos in the United States, although we have deployed our platform in other geographies such as the United Kingdom, Italy, and Australia and are currently preparing to deploy in Canada. We also market our platform to gaming partners, such as online sportsbooks and gaming content developers, who provide us with an indirect channel into casino operators. This segment is primarily focused on enabling the U.S. casino industry’s ongoing digital transformation, which is accelerating following the repeal of a federal ban on sports betting in May 2018. Our customers rely on our platform to run their online casinos and sportsbooks legally, profitably and with engaging content. GameSTACK enables us to offer a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), online sports betting and virtual simulated gaming (“simulated gaming” or “SIM”). In addition, we believe that our acquisition of Coolbet provides us with the opportunity to integrate proprietary online sports betting technology to enable us to offer a turnkey technology solution.

Our B2C segment commenced on January 1, 2021, when we completed the acquisition of Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet.” This acquisition enabled us to operate a B2C casino and sports betting platform that is accessible for gambling through the website www.coolbet.com in markets across Northern Europe, Latin America and Canada. Coolbet.com launched in May 2016 and as of January 1, 2022, had over 790,000 registered customers. Coolbet holds gambling licenses in Estonia, Malta, Sweden, and Canada. The majority of Coolbet’s website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams. For 2021, our total B2C revenue was generated 53% from online casino games, 43% from online sports betting and 4% from online peer-to-peer poker. B2C revenue increased 121% from $35.5 million in 2020 to $78.6 million in 2021. Coolbet’s results of operations are included in our financial results beginning on January 1, 2021. In addition to providing complementary technology to our B2B segment, we believe our B2C segment provides diversification of revenue streams and growth opportunities in international markets.

Corporate History

We were an early pioneer of online gaming. We commenced operations in 2002 in the United Kingdom and first generated revenue in December 2002. Our initial product allowed end user residents of the United Kingdom to create an online account, deposit money into that account and to compete against each other online in competitions of skill. We offered online games of skill to residents of the United Kingdom under the operation of the United Kingdom’s applicable legislation, the Lotteries & Amusements Act 1976 (s.14), which permitted competitions of skill.

Beginning in 2004, we secured our first major customers in the United Kingdom and subsequently launched our first real money casino gambling games through a license procured from the United Kingdom Gambling Commission following the passage of the Gambling Act 2005 which permitted companies in the United Kingdom to develop software intended for enabling internet gambling. In 2008 we began securing our first major customers in Italy and deployed our technology platform in Rome, Italy and served internet gaming content to several major Italian operators of regulated internet sports betting and gaming.

In 2010 we released the first version of our GameSTACK enterprise software platform for our first platform customer to launch a new internet gambling business in Europe as a complement to existing retail bingo gaming business, and following the launch of an internet casino for a casino operator customer operating on the GameSTACK platform in the State of New Jersey in 2013, we were the first technology platform provider to accept and process a deposit online in the State of New Jersey and processed the first legal online bet on our proprietary blackjack game. Our casino operators have continued to rely on GameSTACK to launch their online casinos in new and existing U.S. states following applicable legislation.

In May 2020, GAN Limited completed a reorganization and share exchange pursuant to which we acquired all of the outstanding ordinary shares of GAN plc and became the parent company of GAN plc. Subsequently, GAN plc changed its name to GAN (UK) Limited. Additionally, in May 2020, we completed our U.S. initial public offering through which we sold an aggregate of 7,337,000 ordinary shares at a price per share of $8.50 and received gross proceeds of $62.4 million.

In November 2020, we entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which we agreed to acquire all of the outstanding equity in Vincent Group p.l.c., a Malta public limited company doing business as “Coolbet” in exchange for cash and ordinary shares. In December 2020, we completed a secondary public offering, issuing 6,790,956 ordinary shares in exchange for net proceeds of $98.5 million after underwriting discounts and commissions, and other offering expenses. We used the proceeds from this offering to fund the cash portion of the purchase price payable to the former Coolbet shareholders. On January 1, 2021, we completed the acquisition of Coolbet for a total purchase price of $218.1 million, comprised of a cash payment of $111.1 million, the issuance of 5,260,516 ordinary shares (valued at $106.7 million) and the issuance of replacement equity awards (valued at $0.3 million).

iGaming and Online Sportsbook Industry and Background

On May 14, 2018, the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (“PASPA”), which since 1992 had prevented U.S. states, aside from Nevada, Delaware and Oregon from engaging in the regulation and taxation of sports betting activities at the intrastate level. The ruling paved the way for U.S. states to elect individually whether to allow for regulated sports betting and, by extension, real money iGaming within their borders. Prior to the Supreme Court of the United States overturning PASPA, U.S. casino operators were largely limited to retail slot and table gaming operations and, in the online channel, to simulated gaming operations offering no prospect for real money winnings.

As of December 31, 2021, 32 U.S. states have approved legalized sports betting: Arizona, Arkansas, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Virginia, Washington, West Virginia, Wisconsin and Wyoming, along with Washington D.C. Real money iGaming is also presently legal in seven states: Connecticut, Delaware, Michigan, Nevada, New Jersey, Pennsylvania and West Virginia. Each state has unique regulatory and licensure requirements, and our ability to rapidly customize deployments and submit expeditiously for individual state gaming licensure has been a vital contributor to our success in the U.S. market. We enable our customers to deploy iGaming and online sportsbook offerings to their end users quickly, capturing valuable early-mover advantages in their relevant markets, such as the January 2021 launch in Michigan. We are presently licensed or approved to operate our RMiG platform in New Jersey, Pennsylvania, Indiana, West Virginia, Colorado, Michigan, Tennessee, and Connecticut. We plan to continue to evaluate new opportunities to provide services in additional U.S. states and expect to expand in Canada and additional U.S. states, consisting of Mississippi and Arkansas in 2022 and beyond.

Online sports betting deployment models can vary widely due to state-specific regulatory and licensing mandates. However, licensed casino operators with land-based retail facilities tend to partner with online sportsbook operators in order to accelerate online customer acquisition. These operators generally rely on a technology platform, such as GameSTACK, for player onboarding, player account management, payment processing and various back-office tools designed to maintain regulatory compliance and real-time reporting. Additionally, our technology for online sportsbooks incorporates a sports betting engine for pricing, trade execution and risk management.

In order to monetize online and offline players in a coherent manner, casino operators pursue omnichannel marketing strategies that require deep integration of hardware and software elements, including computing infrastructure, customer relationship management, casino management system and loyalty program management. Because of the complexity in deploying and maintaining iGaming and online sports betting infrastructures, casino operators may rely on third-party service providers to operate and maintain all or part of the technology infrastructure on their behalf.

Our Operating Models

B2B

Our product strategy for GameSTACK is to provide a unified, flexible and highly scalable platform that can be rapidly deployed for SIM, RMiG, and online sports betting. In addition to our platform, we offer a range of development, marketing and customer support services designed to fast-track deployments and provide ongoing operational support following commercial launch.

Our GameSTACK platform and related support services are designed to help our customers rapidly launch and scale their iGaming and online sportsbook operations. Our iGaming offerings support both social, or “freemium,” simulated online casino gaming in regulated and unregulated markets as well as RMiG for deployment in regulated markets. We measure the level of player engagement through key performance measures including Gross Operator Revenue, which we define as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports win from sportsbook offerings, which we track for both SIM and RMiG operations.

Our GameSTACK customer base in the United States includes large regional operators as well as individual tribal casino operators that, combined, operate over 100 retail casino properties, racetracks and online sportsbooks. Our customers in the United States that are outside of the states with regulated online casino or sports betting markets generally operate on our social casino or simulated gambling applications. The largest portion of our U.S. business is in real money internet gambling with operators in the U.S. states where either (or both) internet casino gaming and sports betting are permitted by regulation.

We believe there is a large and growing number of additional potential new customers for GameSTACK in selected U.S. states that have formally passed online sports betting but have not yet implemented a regulatory framework for governing online real money iGaming in these states. Also, we believe that as newly regulated U.S. states such as Michigan generate real tax revenue for their respective state treasuries that more states will evaluate, develop, and pass online gaming legislation. The Company has the unique ability to absorb and support this expansion. For example, in January 2021, we simultaneously launched three operators online in Michigan, including our existing customer, FanDuel Group Inc.’s (“FanDuel”) online casino and two new customers, Churchill Downs’ brand TwinSpires and Wynn Resorts’ WynnBET.

As of December 31, 2021, we have instances of GameSTACK deployed inside data centers located in Nevada, New Jersey, Pennsylvania, Michigan, Connecticut, West Virginia, Guernsey (U.K. Channel Islands) and Italy.

B2C

Our principal B2C offerings are real-money online sports betting, online casino and peer-to-peer poker. We offer these products directly to the end customer through our website, which is also available on tablet and mobile devices in markets predominantly across Northern Europe and Latin America. In order to attract and retain customers, we seek to provide a high-quality customer experience through a high speed mobile website, excellent customer service and attractive odds. With our own technology and sportsbook software, and in cooperation with recognized providers for odds data and game content, we strive to provide the best online sportsbook and iGaming offering available, and believe that positive word of mouth referrals allowed us to increase our revenues and acquire customers at a lower cost than our competitors.

Our Products and Service Offerings

B2B GameSTACK Platform, Development and Support Services

GameSTACK is a turnkey platform comprising proprietary enterprise software, computer hardware and specific proprietary software components such as our iSight Back Office tool (“iSight”) and the iBridge Framework. GameSTACK is a comprehensive proprietary software platform providing our customers with account set-up, customer services facilitation, comprehensive player marketing tools, and the ability to deliver converged gambling across land-based retail casinos and the internet. GameSTACK supports both real money and social casino offerings through a common code base and user interface, providing our SIM customers a path to rapid market entry into real money gambling. Our operator customers’ players also experience a consistent user experience throughout the evolution to permitted real money gambling. While SIM implementations of GameSTACK generate revenue for our customers, the SIM application is predominantly employed as a marketing platform by operators in anticipation of rolling out an RMiG offering.

While developing GameSTACK, we remained fully committed to building an evergreen and agile software architecture forged from a single code base, ensuring that developments in game mechanics, new back-office functionalities and integrations with leading third-party software could be capitalized on by our customers across all gameplay modalities. Importantly, we developed our code to operate in multiple jurisdictions and under different regulatory requirements, giving us the ability to leverage different configurations quickly to comply with newly regulated markets.

GameSTACK serves as the technical hub of our customers’ online gaming presence. The platform provides the foundational technology and back-office tools necessary for a successful consumer experience, including intuitive player account activation, sophisticated payment services, geolocation, marketing, loyalty club linking and real-time analytics and reporting. The core of the GameSTACK platform is its player account management system, in which highly sensitive consumer and player activity data is stored and processed. This information is the layer of any casino operator’s online technology deployment that becomes the focal point of regulatory licensure since it is the fortified vault of player data and privacy. We are the trusted custodian of player transactional data and provide direct visibility into wagering activity, which allows us to deploy proprietary player analysis models to assist our casino operator customers in predicting and identifying, over time, their highest-value players. Our casino operator customers can rely on our data models to best direct their retention marketing investments towards specific customer profiles, thereby optimizing player loyalty and therefore player value. GameSTACK also relies on a flexible integration services layer in order to integrate easily with other essential third-party systems such as casino management systems, remote gaming servers, sports betting engines, and marketing services applications.

Real Money iGaming

Our RMiG instances of GameSTACK incorporate comprehensive player registration, account funding and back-office accounting and management tools that enable our casino operator customers to efficiently, confidently and effectively extend their presence online. For the individual players, our software enables them to create a regulatory-compliant iGaming account online, have their credentials properly validated in order to activate their account, deposit money into their account and proceed to wager that money on any content we provide on the relevant casino operator’s website or mobile app. The online content may comprise a casino game such as roulette, blackjack or a casino slot machine game. Content may also comprise a myriad of sporting events on which the diverse outcomes can be wagered on.

We have optimized GameSTACK for RMiG, and in particular, U.S. internet casino gaming with geolocation tracking, Know-Your-Customer processes and a market-leading U.S. payments platform. Payment aggregation services within GameSTACK integrate with a wide range of third-party payment processors while simultaneously allowing our casino operators to accept cash deposits onsite within their retail casino properties, which are credited to the players’ online account.

Our RMiG instances of GameSTACK augment our SIM product to further incorporate more comprehensive player registration, account funding and back-office accounting and management tools. In the United States, real money iGaming applications must comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Consequently, our RMiG customers must physically deploy our platform within their state’s borders, typically inside their retail casino premises in order to comply with intrastate regulatory mandates. Our customers generally procure the computer hardware on which our software is deployed inside of our customers’ data centers.

Simulated Gaming

Our SIM product is custom-designed for the U.S. casino operators seeking to bring their retail brand online and create a new internet gaming experience delivered as an amenity to their players and leveraging their on-property rewards program.

For SIM implementations, we design the casino operator’s mobile application and website with a branded experience that is consistent with the casino operator’s brand and market positioning. Our iSight technology provides management tools and streamlines player registration and account funding. We generally host our customers’ SIM operations on a combination of proprietary and cloud servers. GameSTACK features a gaming content engine that serves both internally developed slot and table games as well as third-party gaming content through a technical ‘abstraction layer’ that permits third-party games to be published to end user players through GameSTACK. SIM deployments of GameSTACK allow casino operators to put their offers, games and unique brand experience in their players’ hands 24/7. GameSTACK incorporates our proprietary iSight technology, which captures online player activity, giving marketers the equivalent visibility of 100% rated play.

Online Sportsbook

For online sports betting applications, we integrate our RMiG version of GameSTACK with third-party services such as sports betting engines and the sportsbook operator’s user interface and user experience. To date, we have integrated sports betting engines for customers at their request, including IGT Sports, Kambi and Amelco.

GAN Sports

GAN Sports, our newest product offering following the acquisition of Coolbet, will be offered as an online and retail solution to U.S. casino operators as a complete turnkey solution across future regulated states, or as a replacement to existing sports betting technology currently relied on by operators. The GAN Sports retail solution will allow our customers to launch and operate their sportsbooks on their properties, with the ability to add an on-premise mobile platform delivered through self-service kiosk technology to prepare for statewide mobile sports betting.

Super Remote Gaming Server

GameSTACK may also be configured as a “super” remote gaming server (“Super RGS”), otherwise known as a remote gaming server aggregator, which can be deployed on behalf of existing internet casino operators in various U.S. states that are operating on their own proprietary or third-party platform. Super RGS provides these operators with access to all of our proprietary games, our current (and all future) remote gaming server integrations, as well as our content library of more than 1,000 internet casino games. Super RGS creates a technical and commercial vehicle for us to deliver our proprietary casino content and third-party game content across the entirety of the relevant U.S. intrastate markets. Our Super RGS provides for a cost and time savings for new and existing market operators to more efficiently manage their game content.

iSight Back Office

GameSTACK provides operators with a range of day-to-day back-office management tools along with integration application program interfaces for third-party casino management systems. With the iSight management tool, our casino operators have complete control over their content selection, player communications, website layout, process automation and real-time analytics.

iBridge Framework

Our proprietary iBridge Framework is a core feature of our platform, enabling operators to engage online players with innovative loyalty offers. iBridge provides our operator customers the ability to automatically verify whether a new online player is part of an existing offline loyalty database. iBridge allows operators to unite in-casino complimentary items and services, loyalty points and other offers with online play. This enables casino operators to engage their customers online, reinforcing brand loyalty, as well as encouraging online players to visit retail properties. Our platform integrates with a variety of third-party casino management systems, eliminating the need for operators to create and maintain two disparate databases as their online businesses grows.

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

Development Services

We develop custom games for use on our RMiG and SIM platforms. Additionally, we provide platform development services, which consist of initial deployment of gaming hosting facilities and ongoing development services to provide updates to the software for enhanced functionality or customization.

Customer Support Services

We provide a range of term-based operational services to support our customers’ online gaming activities. Our premier offering is a full turnkey combination of marketing services and customer support services. Our managed services teams provide user acquisition, customer retention management, and customer functions for our operator customers to help them in acquiring and retaining players. These services are designed to fast-track deployments and provide ongoing operational support following commercial launch for our customers. We offer marketing and customer services to our casino operator customers to support their deployment of our RMiG and SIM solutions. Our tailored customer support services include player customer support across email, phone and live chat, marketing agency services and network management with 24/7 uptime guarantee.

Non-U.S. B2C

B2C Product Offerings

Since our acquisition of Coolbet in January 2021, we have operated the B2C gaming site www.coolbet.com, which predominantly operates in select Northern Europe and Latin America markets. The site offers sports betting, poker, casino, live casino and virtual sports. Coolbet.com is built on proprietary software, including a proprietary sportsbook engine and risk management tools, enabling us to offer a highly differentiated entertainment experience when compared to other B2C gaming sites who rely on third-party technology stacks. Because we predominantly rely on in-house technology, we can rapidly enter new international markets with deeply local and tailor made content. Our B2C product offerings include:

Sports Betting

We manage an award-winning online sportsbook allowing customers to place various types of wagers on the outcome of sporting events around the world. We operate as the bookmaker and offer a large variety of betting types in a given event, including both pre-match and in-play (placed after a sports event has begun) betting types. We offer all major sports including soccer, basketball, baseball, American football, ice hockey and tennis, as well as emerging sports such as eSports and smaller sports. Coolbet’s proprietary sportsbook features specialist odds compiled by in-house product experts, which leads to more attractive odds and offers on local sports events and a higher value proposition for customers.

Online Casino

We offer thousands of digital and live dealer casino games provided by recognized game content creators, integrated into our proprietary technology. The casino product features many proprietary features and functionalities driving customer engagement. Live Casino, through its digital online casino offering in selected markets, allows customers to place wagers and play games through a real-time streaming video solution. Coolbet.com offers customers a catalog of over 2,700 third-party iGaming titles across skill-based games such as Poker and chance-based games, such as digital slot machines and table games such as Blackjack and Roulette.

Poker

Poker allows registered customers to play poker against each other in cash games and tournaments directly on the website www.coolbet.com in real-time.

Growth Strategy

Key elements of our growth strategy include:

Supporting our existing B2B customers as they continue to scale their respective iGaming and online sportsbook and retail gaming operations. Gross Operator Revenue generated on our platform in 2021 increased by 69% to $921.1 million in 2021, up from $545.2 million in 2020. As our customers’ online businesses continue to grow, we intend to deploy the necessary additional internal resources to support their omnichannel requirements. We will, for instance, continue to invest in our GameSTACK platform’s functionality by expanding the gaming content library and third-party integrations, and will move expeditiously to obtain regulatory approvals to operate in new U.S. states. In 2022, we anticipate introducing two new B2B product offerings in GAN Sports, which will allow us to compete as a full enterprise solution. Furthermore, we will continue to engage our SIM installed base in pursuit of opportunities to upgrade these customers to RMiG customers as the regulatory environment develops.

Continue to grow our B2C revenues. Coolbet’s revenue was $78.6 million in 2021. We intend to further augment this growth by increasing market share in our existing markets through increased brand building and marketing efficiencies while continuing to add: (i) new and increasingly popular wagering options, (ii) more localized sporting event content in our existing jurisdictions, and (iii) innovative and popular games in our casino library.

Securing new B2B casino operator customers in existing and new regulated markets. We continuously engage with new casino operators, whether in existing U.S. states or U.S. states that have yet to adopt regulated forms of RMiG and online sports betting. We intend to engage these new customers with the relevant opportunities within our enterprise solution, currently our Super RGS or SIM offerings, creating a path to RMiG deployments over time. In U.S. states with regulated online wagering markets, we are investing in sales and marketing initiatives to aggressively pursue new deployment opportunities, including the Super RGS content offering. This offering creates a technical and commercial vehicle for us to deliver our proprietary casino games across the entirety of the relevant U.S. intrastate markets, and not just to the websites and mobile applications of GameSTACK customers. We believe that the Super RGS will generate additional Gross Operator Revenue and yield high margin content licensing revenues.

Growing our international business. In addition to our focus on the U.S. market, we intend to expand primarily in regulated markets in Canada and Latin America through both B2B and B2C opportunities. The acquisition of Coolbet in January 2021, which has operated a B2C model at scale primarily in Northern Europe and Latin America, provides us with a fast-growing international strategy incremental to our existing international market presence. Additionally, we are exploring select Latin American markets for potential expansion. With the addition of European, Latin American and Canadian B2C activities, we expect to continue to grow our international business.

Expanding our gaming content development capabilities. In addition to distributing online third-party content, consisting of slot machines and table games, through GameSTACK, we offer proprietary casino games that we display in both our SIM and RMiG online environments. We will continue to invest in our development of game content in order to expand our library of high-quality, in-house content, which will strategically fit within GameSTACK. The acquisition of Silverback Gaming in December 2021 will bolster our Super RGS offering in the coming months and years with an exclusive portfolio of online casino gaming experiences, which the Company expects will include 50 unique new games in the next three years. Silverback Gaming’s existing portfolio of online games recently launched within our Super RGS content suite in Europe, and will launch in the U.S. commencing in the first half of 2022.

Integration of Coolbet. We continue to expect that our combination with Coolbet should drive significant value for our customers and our shareholders. We believe that the integration of our GameSTACK and Coolbet platforms should be done efficiently, and that the combination should result in one of the most comprehensive, best-in-class product offerings in the iGaming space. We are now in the position to offer to U.S. customers an omnichannel enterprise solution, enabling iGaming and sports betting in retail and online channels. This combination of platforms should also result in a diversification of revenue streams, customer bases and markets. We intend to continue to operate in the United States solely as a B2B provider to casino operators. The addition of a proprietary sports betting engine will give us the ability to offer a “one-stop” solution to our U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified.

Executing a selective merger and acquisition and commercial licensing strategy. We intend to pursue a prudent inorganic growth strategy aimed at strengthening and expanding our competitive position in the markets where we compete. Our U.S. B2B product offerings will be complete following the integration of Coolbet’s sportsbook into the B2B platform. However, we will continue to pursue opportunities to acquire selective elements of the industrial ecosystem as well as a myriad of content to bolster our product offerings, both through commercial licensing as well as through acquisition.

Competition

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. Our B2B operations face competition primarily from: (i) online casino operators that provide competing content direct to consumers; (ii) retail casino operators that develop their own proprietary online gaming capabilities; and (iii) other similar existing or developing technology providers that develop competing platforms.

We believe the principal competitive factors in our B2B operations include rapid deployment, ease of integration with existing and future content and gaming, ease of user registration and conversion, regulatory compliance, data security, back office management systems, reliability, and platform extensibility.

Our B2C operations compete against a variety of online sportsbook and casino operators, which range from large international organizations with greater advertising and marketing resources to local players that provide specific opportunities in local markets.

We believe the principal competitive factors in our B2C operations include the overall customer mobile and online experience, better and more reliable oddsmaking, ease of use and our customer service.

Customers and Ecosystem

Our principal B2B customers are retail casino operators who require a regulatory compliant and complete technology solution provider for setting up, launching and operating an internet gaming business to drive incremental and complementary revenues to their existing retail gaming business.

When a U.S. casino needs to move online, there is a small group of potential technology vendors available to serve their needs, and an even smaller subset of companies which are B2B-only business and fully licensed for U.S. internet gaming. We believe we are one of the few companies whose operational know-how and proven track record of excellence represent a substantial competitive advantage together with our strategic U.S. patent governing the important linkage of an iGaming account with a land-based casino rewards account.

The GAN family of casino operator customers represents leading U.S. gaming groups, both online and retail. Our customer base is comprised of casino operators, which contract with us for our ability to deliver RMiG and social casino gaming as well as provide dedicated services pre and post-product launch. These casino operators span over 100 retail locations. Today, the GAN family of casino operator customers operate tens of thousands of slot machine units on their casino gaming floors and possess millions of dedicated loyalty club card holding players within their loyalty program databases.

In addition to customer relationships with retail casino operators, we have assembled a wide range of relationships with casino equipment manufacturers seeking to bring their machine-based casino slot games online and distribute them into permitted U.S. markets and into selected regulated markets internationally.

For sports betting content, we proactively integrated three third-party sports betting systems into our platform. We remain capable of integrating any third-party sports betting system nominated by an existing or future customer, in order to publish sports betting content alongside gaming content on our customers’ operating websites and mobile applications. Beyond content, we have brought together leading service providers spanning payment processing, pre-paid card services, age and identity verification, geolocation, and fraud detection.

For the year ended December 31, 2021, one of our customers, FanDuel, accounted for 14.8% of our total revenue. Beginning in 2013, we partnered with FanDuel’s majority shareholder, Flutter Entertainment plc (formerly known as PaddyPower Betfair plc), to support FanDuel’s rapid deployment of online sports betting sites in selected states that had legalized single-game sports betting. Under our current commercial agreements, we provide access to the GameSTACK platform and provide development and support services to FanDuel.

Our agreement with FanDuel provides that FanDuel, upon notice and payment of certain fees, can migrate user accounts from our digital wallet technology to its own proprietary solution. FanDuel exercised its option in 2020 and migrated its New Jersey, Pennsylvania and Indiana wallets from us to its own proprietary solution. We stopped generating revenue from FanDuel’s sports betting operations on August 31, 2020. We continue to generate revenue from FanDuel’s RMiG operations.

Additionally, our agreement with FanDuel provides that we are the exclusive provider of their casino gaming operations for the initial three years following a launch date, which exclusivity period will end in January 2023. Following that exclusivity period, FanDuel will have the right to use other casino gaming solutions, subject to a requirement to pay us revenue calculated as a certain percentage of their net gaming revenue from RMiG operations. Upon the expiration of exclusivity, we could experience a significant decline in our revenue. We currently support FanDuel’s RMiG casino operations in the U.S. states of Pennsylvania, New Jersey, Michigan, West Virginia and Connecticut. Our current contract with FanDuel expires in January 2025.

Additionally, beginning January 2021, we operate a B2C casino and sports betting platform that is accessible for wagering through the website www.coolbet.com in markets across Northern Europe, Latin America and Canada. Coolbet.com originally launched May 2016 and as of January 1, 2022, had over 790,000 registered customers. The majority of website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams.

Seasonality

Our online sports betting operations experience seasonality based on the relative popularity of certain sporting events, in particular with respect to local and international football seasons and high-profile international and regional tournaments. This seasonality could be exacerbated by cancellation of sporting events due to the COVID-19 pandemic or other adverse health events but can also provide increased volume during high-volume events such as the World Cup.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2021, we had one registered patent in the United States and two registered trademarks in the United Kingdom relating to our proprietary technology. We hold a U.S. patent, which expires in 2034, that covers the integration of a retail casino’s on-property rewards and loyalty program with an internet wagering experience, whether offered for real money or virtual-based social casino gaming. Because of the tendency for non-licensed states to implement social casino gaming as an alternative or precursor to RMiG, and our ability to legitimately and comprehensively integrate the unique ability to connect existing retail rewards program with an online gaming experience, we believe that our intellectual property provides a key competitive advantage.

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

Government Regulation

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the gaming and entertainment industry, in particular in the online gaming industry. These industries are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted or enforced in ways that could negatively impact our business. Regulatory agencies in each of our operating markets continue to examine a wide variety of issues impacting the iGaming and sports betting industries, and consequently the laws and regulations governing our business could be modified or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could cause us to incur substantial additional compliance costs and adversely affect our operating results. The primary means of enforcement of such regulations is through regulatory licenses.

Our B2B operations are licensed and regulated by the United Kingdom (“U.K.”) Gambling Commission, the Amministrazione autonoma dei monopoli di Stato (Autonomous Administration of State Monopolies) in Italy, the Alcohol and Gaming Commission of Ontario in Canada, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Indiana Gaming Commission, the West Virginia Lottery, the Michigan Gaming Control Board, the Tennessee Education Lottery Corporation, the Colorado Department of Revenue Division of Gaming, and the Arizona Department of Gaming, the Connecticut Department of Consumer Protection — Gaming Division. Entry into new geographies will require us to engage with additional regulatory authorities.

Our B2C operations are also required to hold licenses in several jurisdictions. We hold gaming licenses in Estonia, Malta, Sweden, and Ontario, Canada. Our B2C sportsbook technology and technical platform is certified by an accredited third-party according to the licensing requirements of the regulatory authorities of Estonia, Malta and Sweden. We also have customers in jurisdictions that currently do not have a local licensing scheme. A number of these jurisdictions are evaluating the adoption of a local licensing scheme for the online sports betting and gaming operations that we currently offer. If regulations requiring licensure are adopted in those jurisdictions, we intend to apply for licensing, but we cannot be assured that we will receive licenses in each instance or that changes in regulation will not adversely impact our business.

Licensing Process

We are required to secure licenses to operate in each new jurisdiction where we conduct business and will need to secure additional licenses in order to expand operations to new markets. In newly regulated markets, new licensing regimes may impose licensing conditions, such as the requirement to locate significant technical infrastructure within the relevant territory or establish real-time data interfaces with the regulator that present operational challenges or may stop the licensee from being able to offer the full range of our products. Certain jurisdictions require us to hold a distributor license, while in other jurisdictions we need to qualify for a vendor license to supply our licensed customers. The licensing process can be burdensome and lengthy, depending on the local jurisdiction and their relative ability to move quickly, which is outside our control. Some jurisdictions will allow us to operate on a provisional license while the regulators process our applications. Other jurisdictions require full licensure prior to commencing operations. Accordingly, even as new regulated markets emerge, it is difficult to predict how quickly we will be able to derive revenues in such jurisdictions.

Data Protection and Privacy

As part of our operations, we establish player accounts and receive personal and financial information. Accordingly, our operations are subject to privacy and data protection regulation in the United States, the U.K., the European Union, Asia Pacific, and elsewhere. These laws are rapidly developing and changing. The European Union adopted a comprehensive General Data Protection Regulation (“GDPR”), which came into effect in May 2018, as supplemented by any national laws (such as the Data Protection Act 2018 in the U.K.) and further implemented through binding guidance from the European Data Protection Board. In the United States, several states have adopted revised legislation to expand data breach notification rules and to mirror some of the protections provided by the GDPR. Some states, including California, have adopted data protection legislation that requires companies to make significant changes in their data processing operations.

Compliance

We have developed and implemented an internal compliance program designed to ensure that we comply with legal and regulatory requirements imposed on us in connection with our gaming operations. Our internal compliance program focuses, among other things, on ensuring we comply with applicable licensing requirements and local gaming regulations. In addition, we plan to introduce a dedicated data protection officer and compliance officer to strengthen the overall compliance capabilities of the organization.

Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure our users are of a certain age to participate; routine monitoring of user activity; and risk-based user due diligence to ensure player funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. All of our games and platforms are certified and tested by various private accreditation organizations, such as, the New Jersey Division of Gaming Enforcement’s technical testing laboratory and the Gaming Laboratories International, which is a leading industry provider for online gaming testing and certification.

While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine or suspension or revocation of one or more of our licenses.

Social Responsibility

We maintain an open, honest and responsible approach towards our stakeholders, which include our employees, suppliers, customers, investors and the wider community. As both a B2B provider of games of skill and chance in regulated intrastate internet gaming markets, we have placed our responsible gaming policies and tools at the core of our vision to provide industry-leading entertainment in a socially responsible fashion. Our GameSTACK software platform has a myriad of features for detection and prevention of problem gambling as well as offering tools to end user players to limit their gaming activities online, in compliance with the challenging technical requirements of the U.S. states we are licensed in, as well as the U.K. and other jurisdictions.

Our platform services enable our casino operators to offer their players an array of tools to control their spending, including deposit limits, wagering value limits, wagering frequency limits, time limits, definable self-exclusion and/or cooling-off periods. This, coupled with sophisticated reporting and analytics, allows operators to identify potentially compulsive behavior and take the required action to ensure the protection of any vulnerable players in line with their operating requirements in the relevant intrastate gaming market. Our teams are extensively trained in the area of responsible gaming, to assist end user players displaying signs of gambling addiction and guide them in the correct direction to seek assistance. We also, in conjunction with our customers and third-party service partners, provide robust age verification processes to ensure that no minors can access the gaming opportunities provided on our customer’s websites.

Human Capital Resources

We are committed to investing in our employees while nurturing an innovative and vibrant work environment. Our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences in order to benefit from diverse perspectives.

Our Global Workforce

As of December 31, 2021, we had 682 total employees, of which approximately 82% of these employees were located outside the United States. The majority of our employees are working within the operations function, which includes the majority of the technical and product employees. The charts below show our global employee population by region and operational function.

Workforce by Region:
Europe	512
United States	125
Latin America	14
Rest of World	31

Workforce by Function:
Operations	90%
Non-operations	10%

Attracting, developing and retaining a pool of diverse and highly skilled talent is critical to our ability to continue achieving sustainable growth. As we continue to build out the Human Capital function, learning and development will be created to provide ongoing support and resources to our teams worldwide to ensure that the skills of our employees evolve with our business needs, industry trends, and human capital management best practices. Additionally, the Human Capital function is working on tools and processes to enable increased productivity, peak performance, and career growth.

Diversity and Inclusion

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

Pay and Benefits

With our recent growth and success, we continue to update our compensation philosophy to offer market-based, competitive wages and benefits in all markets where we compete for talent. The pay structure has evolved to be positioned around the market median within each market, with variances based on knowledge, skills, years of experience, and performance. We regularly evaluate pay equity, expanding our review to include race/ethnicity in addition to gender.

In addition to base wages, our compensation and benefit programs, which vary by country, include short-term incentives, long-term incentives (e.g., cash and share-based awards), employee savings plans with providers for Company matching, healthcare and insurance benefits (in the United States), health savings spending accounts with providers for Company matching (in the United States), paid time off, leave options, flexible work arrangements, and employee assistance programs.

Furthermore, we implemented tools and programs to support our employees through the COVID-19 pandemic. These offerings focus on supporting mental wellness, intellectual wellness, physical wellness, and social wellness through activities, blogs, and training. In particular, we instituted a day of wellness, where employees worldwide may choose a day to focus on their physical and mental well-being. All employees are also provided with a free subscription to the Calm app, which provides assistance with finding ways to de-stress. We further provide a monthly reimbursement for fitness related expenses, and in 2022 we anticipate expanding this benefit to include wellness related expenses.

We also respect our employees’ needs for flexibility and balance between work and life. We support a flexible working model where employees may work from the office or from home. Recently, we implemented a reimbursement policy for work related expenses, which provides employees an allowance to purchase office equipment when working from home.

Workforce Health and Safety

When the COVID-19 pandemic occurred, we worked to ensure all our offices were following the strict protocols of local, federal, country-specific, and global requirements. We quickly closed all our offices and required our entire workforce to work remotely for the majority of 2020. The health and safety of our employees is the upmost importance now and in the future. Throughout 2020, we continued to review the safety protocols to determine when it would be safe to reopen our offices. We eventually reopened our offices in 2021. We continue to be diligent in our safety protocols as well as re-closing the offices, when necessary, when it was no longer safe to remain open. We maintain open lines of communication with employees on safety procedures when working in our offices.

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

Throughout 2021, we conducted global employee engagement surveys to ensure our employees had what they needed to do their job remotely, obtain the support of their teams and management, and receive the communication and guidance they needed from the Company, as well as attend their own well-being and the well-being of those who may be living with them.

While employee engagement is the result of many factors, we believe the changes we have implemented in 2021 and plans for the future should help us grow a more engaged workforce. Our goal is to provide an environment where our employees can be the best versions of themselves and have the support they need to deliver extraordinary results for themselves and our Company.

Information about Segment and Geographic Revenue

Our segment and geographic revenue information is described in Note 16 to the Consolidated Financial Statements in Item 8 of this report.

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

Summary of the Material Risks Associated with our Business

●	We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability.
●	We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.
●	The online gaming industry is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of market share.
●	Our business operations are subject to substantial variability, which may make it more difficult for us to forecast our financial results, and may negatively impact how investors review our results or prospects.
●	Under our revenue arrangements, if existing customers do not continue the use of our products or services, our results of operations could be materially adversely affected.
●	We have historically relied on a small number of customers for a substantial portion of our revenues.
●	A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact our financial performance.
●	We face the risk of fraud, theft, and cheating.

●	We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
●	Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.
●	Our business strategy anticipates substantial growth, and if we fail to adequately scale product offerings and manage our entry into new territories, our business and reputation may be harmed.
●	Our business plan includes the evaluation and potential integration of acquisitions, which if not done successfully could adversely affect our operating results and result in charges to our earnings, impairing our financial condition.
●	We rely on relationships with third-party content providers for a significant portion of our revenue.
●	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.
●	We face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.
●	We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.
●	We are subject to risks related to corporate social responsibility, responsible gaming, reputation and ethical conduct.
●	The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.
●	Once a gaming license is granted, or conditionally approved, violations of any gaming related requirements could result in the imposition of fines, penalties, conditions, or limitations, up to and including the revocation of a gaming license for material and/or repeated violations, all of which could adversely affect our operations and financial viability.
●	The online gaming industry is rapidly expanding and evolving, which the proliferation of new and changing regulatory frameworks increases costs and the risk of non-compliance.
●	Our B2C operations generate a significant portion of our revenue from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets or incurring additional expenses in order to comply with any new regulatory scheme.
●	Compliance with evolving data privacy regulations may cause us to incur additional expenses, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
●	Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.
●	We have business operations located in many countries and a significant level of operations outside of the U.S., which subjects us to additional costs and risks that could adversely affect our operating results.
●	Our results of operations may be adversely affected by fluctuations in currency values.
●	The expansion of our business will subject us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.
●	A change in our tax residence could have a negative effect on our future profitability.
●	Ownership in our ordinary shares is restricted by gaming laws and our by-laws, and persons found “unsuitable” may be required to dispose of their shares.
●	We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.
●	Our bye-laws restrict shareholders from bringing legal action against our officers and directors and contain provisions that may discourage a change in control.

The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability.

Since our inception, we have typically operated at a loss. At December 31, 2021 we had an accumulated deficit of $76.4 million. We incurred a net loss of $30.6 million and $20.2 million for the years ended December 31, 2021 and 2020, respectively, although we generated net income of $2.0 million for the year ended December 31, 2019. Additional losses would impair our liquidity and may require us to raise additional capital or to curtail certain of our operations in an effort to preserve capital. Incurring additional losses could also erode investor confidence in our ability to manage our business effectively and result in a decline in the price of our ordinary shares.

We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.

Our GameSTACK platform and other software products compete in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors and operators are continuously upgrading their product offerings with new features, functions and gaming content. In addition, we continuously refine our software and technology platform to address regulatory changes in the markets in which we operate or plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings.

We cannot assure you that we will be able to respond to rapid technological changes in our industry. In addition, the introduction of new products or updated versions of existing products has inherent risks, including, but not limited to, risks concerning:

●	product quality, including the possibility of software defects, which could result in claims against us or the inability to sell our software products;
●	the accuracy of our estimates of customer demand, and the fit of the new products and features with customers’ needs;
●	the need to educate our sales, marketing and services personnel to work with the new products and features, which may strain our resources and lengthen sales cycles;
●	market acceptance of initial product releases; and
●	competitor product introductions, in-house customer solutions or regulatory changes that render our new products obsolete.

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

Our B2B revenues are generated from our SIM and RMiG customers which are casino operators, primarily in the United States. Our business growth is substantially dependent on new customer launches in existing markets, and customer launches in new markets. Each of these transactions can have a significant impact both on our revenue and expenses. The process for each of these is complex involving sales cycles, licensing requirements, product planning and development and marketing coordination. The success of our efforts to secure a new customer, obtain the necessary licensing and launch in a new market can have a significant impact on our financial position and results of operations. Any failure or delay could cause our revenue or operating results to differ substantially from our operating budget, guidance or analysts’ expectations. It could also render period to period analysis of our operating results more difficult, leading to an increased risk of volatility in the trading price of our ordinary shares.

Our B2C revenue is generated primarily from its sportsbook operations in Northern Europe, Latin America and other international markets. Our B2C revenues can vary depending on seasonality of sporting events and our profitability can be affected by event-specific outcomes outside of our control. Following the consummation of the Coolbet acquisition, we have been operating under a new business model, an enhanced technology platform, new product offerings and an expanded base of customers and markets. Accordingly, it may be more difficult for us to forecast our future financial results and there may be an increased risk that our actual results of operations may vary materially from any guidance that we provide. Our more complex business model and offerings may also make it more difficult for analysts to assess our future prospects. Should our future operating results fall below any future guidance that our management may issue or any third-party analyst reports or consensus, it could negatively affect investors’ perceptions, which could decrease demand for our ordinary shares or result in increased volatility in the trading price of our ordinary shares.

Under our revenue arrangements, if existing customers do not continue the use of our products or services, our results of operations could be materially adversely affected.

In our B2B segment, we generate revenue under contracts with casino operators that contemplate ongoing revenue arrangements that depend in part on the revenues of casino operators. The success of our business depends on our ability to retain our existing installed base of customers and to increase the scale of gaming and transactions that they run on our platform. We may experience the loss of a customer if the customer determines to close its operations, elects to develop its own online platform, or elects to contract with one of our competitors. In addition, casino operators that utilize our Super RGS platform may choose to contract directly with content providers. Such events could materially and adversely affect our revenues.

If our customers terminate their contracts with us, we will incur a reduction in revenue unless we are able to secure new customers in amounts sufficient to offset the loss. The sales cycle for our platform can be long, and there are no assurances that we will be able to rapidly replace the loss of a significant customer. A substantial portion of our expenses are fixed, and a loss of revenue would have a material adverse impact on our profitability and our financial position.

We have historically relied on a small number of customers for a substantial portion of our revenue.

For the year ended December 31, 2021 and 2020, our largest customer FanDuel accounted for 14.8% and 42.6%, respectively, of our total revenue. While the acquisition of Coolbet dramatically reduced this percentage on a Company-wide basis, our revenues from FanDuel in our B2B segment began to decline with FanDuel’s migration to its own player wallet for its sports gaming business during the third quarter of 2020, and may further decline when our rights as their exclusive provider of casino gaming operations ends in January of 2023. Customer concentration in our B2B segment will tend to be more pronounced as we expand our revenue from a smaller base.

Our business strategy encompasses securing a diverse customer base including attempting to expand the amount of business with our current customers and expand into new customer accounts as we enter new geographic markets. While our 2021 acquisition of Coolbet substantially diversified our customer base, we operate in a dynamic industry, in which regulatory restrictions and enabling technologies are changing rapidly. As such, certain of our customers may experience more rapid growth than other customers, resulting in a concentration of revenue from time to time in one or a few significant customers.

At any time that we experience significant customer concentration, the loss of a key customer, for any reason, would have a significant impact on our revenue, our ability to fund operating expenses, and our financial position. In addition, the loss of any material customer could significantly decrease our market share and harm our reputation, which could affect our ability to grow and take advantage of new markets, access resulting data from such markets, and secure funding to invest into development of new products.

Our B2C sports betting operations exposes us to losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Our fixed-odds wagering contracts involve betting where winnings are paid on the basis of the amount wagered and the odds quoted. Our sports betting operation is designed to set odds at a level that will provide the bookmaker with an average return over a large number of events. However, there can be significant variation in the gross win percentage for a single event or fixed period of time.

Our systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in all situations, and consequently we face exposure to risk relating to its failure to set accurate odds or managing its sports betting risk. We may experience significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes.

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

Our business strategy contemplates substantial growth in our customer base, attempting to capture a larger share of a dynamic and growing iGaming and sports betting market, primarily in the United States but internationally as well. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, and our infrastructure. Our future success will depend, in part, upon the ability of our management to manage growth effectively. This will require us to, among other things:

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

On January 1, 2021, we completed the acquisition of Coolbet. We may look to acquire additional software technologies, platforms or gaming content through strategic transactions. Acquisitions involve numerous risks, any of which could harm our business, including:

●	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;
●	cultural challenges associated with integrating employees from an acquired company into our organization;
●	ineffectiveness or incompatibility of acquired technologies or services;
●	additional financing required to complete acquisitions;
●	potential loss of key employees of acquired businesses;
●	inability to maintain the key business relationships and the reputations of acquired businesses;
●	diversion of management’s attention from other business concerns;
●	inability to maintain our standards, controls, procedures and policies;
●	litigation for activities of the acquired company, including claims from terminated employees, customers, former shareholders or other third parties;
●	in the case of acquisitions made across multiple geographic areas, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
●	failure to successfully further develop acquired technology; and
●	increased fixed costs.

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

The accounting for acquisitions requires consideration paid, assets, and liabilities to be stated at their acquisition date fair value, which generally results in an increase being recorded to the historic value of net assets, including recording the fair value of acquired assets such as identified intangible assets and goodwill. The increased value of net assets generally results in lower post-acquisition earnings when compared to the pre-acquisition earnings of the acquired businesses as a result of the increased amortization costs. These costs, when and if recorded, could be material and could differ substantially from similar costs recorded in prior years. In addition, intangible assets and goodwill are periodically required to be evaluated for impairment, which could result in charges against earnings.

If our goodwill and other intangible assets become impaired, we may experience significant non-cash impairment charges to our results of operations in the future.

Goodwill is reviewed for impairment annually, or more frequently if an event occurs or circumstances change that may indicate that fair value of our reporting units may be below their carrying value. We determine fair value considering both the income and market approaches. Definite-lived intangible assets are evaluated for impairment if an event or change occurs such that the carrying amount may not be recoverable. We have completed a significant acquisition which has resulted in significant amounts of goodwill and other intangible assets on our balance sheet. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause changes in our estimated fair values.

We rely on relationships with third-party content providers for a significant portion of our revenue.

We currently license gaming content from third-party software providers for inclusion in our online games and content offerings. We license these rights to provide our customers with access to online version of popular casino-based games, reduce our development costs, to expand our content offerings and to shorten our time to market with new products and solutions. Our B2B business model is predicated on sharing revenue with our casino operators. If we were to lose access to popular game titles and content, our casino operators may experience a decline in wagering, reducing their revenue and ours. We could be compelled to pay higher prices for licenses, or incur increased expenses in an effort to develop our proprietary content, but there are no guarantees that we would be successful in either approach. The loss of compelling content could also make our solution and product offering less competitive, and our operators’ customers may look for alternative vendors with access to different content.

In addition, a significant portion of customers are introduced to us by our network of content manufacturers. These content manufacturers include casino equipment manufacturers and casino gaming content designers, which do not manufacture physical gaming equipment. We may experience difficulty in maintaining or establishing third-party relationships with our content manufacturers. If we are unable to maintain good relations with our content manufacturers, our ability to organically grow our business could be harmed, which may materially adversely affect operating results and financial condition. Additionally, we are exposed to the risk that the content manufacturers through which we indirectly promote our products and services will not devote sufficient time, attention and resources to learning our products, markets and potential customers and may promote and sell competing products and services.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.

The iGaming and online sports betting industries are subject to rapid technological change and we and a number of our competitors are developing technology and intellectual property that we believe is unique and provides us with a commercial advantage. We regard the protection of our developed technologies and intellectual property rights as a competitive differentiation and an important element of our business operations and crucial to our success. Unauthorized use of our intellectual property and proprietary rights may reduce our revenue, devalue our brands and property and harm our reputation.

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of December 31, 2021, we held one issued U.S. patent (patent number 8,821,296 dated September 2, 2014) with multiple claims within that single patent. We generally require our employees, consultants and advisors to enter into invention contribution and confidentiality agreements. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, the laws of many countries, including countries where we conduct business, do not protect our proprietary rights to as great an extent as do the laws of the United States and European countries. The failure of our patent, or our reliance upon copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies.

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

Any such claim may seek to prohibit our use of the third-party’s intellectual property rights or may require us to obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially favorable terms, or at all. If we do not obtain such licenses, we could, for example, be required to cease or materially alter our product offerings and our business, operating results and financial condition could be materially adversely affected.

Future litigation may be necessary to defend ourselves, our customers or our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Regardless of whether the infringement claims have any merit, defense of intellectual property litigation is time-consuming, costly to evaluate and defend, and could:

●	adversely affect our relationships with our current or future customers or partners;
●	cause delays or stoppages in providing new sales of our products;
●	cause us to have to cease use of certain technology or products;
●	require technology changes that would cause us to incur substantial cost;
●	require us to enter into royalty or licensing agreements on unfavorable terms; and
●	divert management’s attention and resources.

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

The impact of public health threats or outbreaks of communicable diseases is uncertain. Although our business has proven resilient during the COVID-19 pandemic, it is uncertain whether this trend will continue, as the economic disruption and uncertainty caused by the COVID-19 pandemic may be repeated in the event of future severe outbreaks or variants. In the event of a public health crisis, government authorities may, from time to time, implement various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. Any prolonged deviations from normal daily operations could negatively impact our business. Additionally, any prolonged disruption of our content providers, customers, players or regulatory reviewers could delay regulatory approvals or conclusions related to new products or the finalization of new contracts entered into by us.

We are subject to risks related to corporate social responsibility, responsible gaming, reputation and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we operate, such as our social responsibility, corporate governance and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy and support for the local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of customers and partners to do business with us, which could have a materially adverse effect on our business, results of operations and cash flows.

We believe that our reputation is critical to our role as a leader in the online gaming industry and as a publicly traded company. Our Board has adopted a Code of Business Conduct as well as other related policies and procedures, and management is heavily focused on the integrity of our directors, officers, senior management, employees, other personnel and third-party suppliers and partners. Illegal, unethical or fraudulent activities perpetrated by any of such individuals, suppliers or partners for personal gain could expose us to potential reputational damage and financial loss.

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

If we fail to obtain the necessary gaming license in a given jurisdiction, we would likely be prohibited from distributing and providing our product offerings in that particular jurisdiction altogether. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software) then we cannot offer the same in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, share offerings and repurchases. We may not be able to obtain all necessary gaming licenses in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If we are unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

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

Our B2C operations generate a significant portion of its revenues from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets or incurring additional expenses in order to comply with any new regulatory scheme.

Our B2C operations currently generate a significant portion of its revenues in markets that currently do not have a local licensing scheme, including Latin America. Those markets, or other markets where we may operate in the future could adopt regulations that require registration and regulatory compliance. The adoption of regulations and licensing requirements may increase costs, reduce net gaming revenue or require us to cease operations depending on the range of unforeseen possible changes to the statutes governing online gaming in the international markets in which we currently operate.

Compliance with evolving data privacy regulations may cause us to incur additional expenses, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

We collect and process information relating to our employees, our customer operators, our customers’ end user players, and others for various business purposes, including payment processing, marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted by the various U.S. states, and other jurisdictions around the world. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. Various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection. For example, the European Union has adopted a data protection regulation known as the General Data Protection Regulation, or “GDPR”, which became fully enforceable in May 2018, that includes operational and compliance requirements with significant penalties for non-compliance. In addition, California has enacted a new privacy law, known as the California Consumer Privacy Act of 2018, which became effective in 2020 and provides some of the strongest privacy requirements in the United States.

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

We ceased to be a foreign private issuer on December 31, 2020, which resulted in significant additional costs and expenses related to our compliance with U.S. securities laws.

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

We determined that, as of June 30, 2020, we no longer qualified as a foreign private issuer. Accordingly, effective January 1, 2021, we were required to comply with all U.S. federal securities laws that apply to U.S. reporting companies, including enhanced periodic reporting, proxy requirements, and our officers, directors and principal shareholders are subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We are required to file periodic reports and registration statements on U.S. domestic issuer forms containing financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. In addition, we became subject to the Nasdaq corporate governance requirements, which are more strenuous than the corporate governance requirements under Bermuda law. As a result, we expect that our regulatory and compliance costs would continue to be significant.

We have identified material weaknesses in connection with our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

As previously disclosed, our management and audit committee concluded that we have material weaknesses in our internal control over financial reporting. Specifically, certain time and functions previously reported as attributable to software development were not applied consistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, concluding the services are not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. The Company also identified deficiencies in the design of the control environment whereby the Company did not maintain effective risk assessment over segregation of duties, certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed. The effects of the capitalized software development and revenue recognition errors resulted in an overstatement of capitalized software development costs, net, and an overstatement of development revenue resulting in a restatement of our quarterly reports on Form 10-Q for each of the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as management determined that the aggregate effect of the individual errors in each period was material to the unaudited condensed consolidated financial statements for such quarters. Please see Item 9A - Control and Procedures for more information about identified material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses described above, primarily by formalizing and documenting our policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process, and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process. We also expect to implement appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights.While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the weakness in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to additional restatements of our financial statements or cause us to fail to meet our reporting obligations. Any such failure could also lead to reputational damage and a decrease in the market price of our stock.

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

If we are unable to effectively staff and manage our global operations, we may not realize, in whole or in part, the anticipated benefits from our international operations which in turn could materially adversely affect our business, financial condition, and results of operations.

Our results of operations may be adversely affected by fluctuations in foreign currency values.

As a result of our global operations, we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. Our primary currency exposures are the British Pound, Euro, Bulgarian Lev, Israeli Shekel, and Australian Dollar. For example, we have a significant amount of our Euro-denominated transactions associated with revenue, a devaluation of the Euro relative to the U.S. dollar would adversely affect our results of operations reported in the U.S. dollar. As our transactions in British Pounds are primarily expenses, a decline of the U.S. dollar relative to the British Pound would negatively impact our results of operations reported in the U.S. dollar. The financial condition, results of operations and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against those other currencies generally will have a negative impact on our reported revenue and profits while depreciation of the U.S. dollar against other currencies will generally have positive effect on reported revenue and profits. Any significant decline in the value of these currencies as compared to the U.S. dollar would have a material adverse impact on our results of operations.

The expansion of our business, will subject us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.

We pay U.S. federal, state and international taxes due to our global operations and the locations in which we operate. We are subject to taxation in a number of international jurisdictions. The tax laws applicable to our business are myriad, and are subject to interpretation, and significant judgment is required in determining our provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Consequently, our results may differ from previous estimates and may materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we will operate. Gaming companies and B2B providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and those taxes and fees are subject to increase at any time. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain tax positions that we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our income tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

A change in our tax residence could have a negative effect on our future profitability.

We are organized under the laws of Bermuda, a British overseas territory that is an island located off the coast of the United States, and we are a resident in Bermuda for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs following a review by our directors or for any other reason, we could become, or be regarded as having become, a resident in a jurisdiction other than Bermuda.

Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to a local tax charge. Furthermore, while we expect that our non-U.S. subsidiaries will qualify for the benefits of the Double Tax Convention (“Tax Treaties”) with the United States, we have not sought or obtained a ruling from the U.S. Internal Revenue Service, local tax authorities or an opinion of counsel addressing the issue, and there can be no assurances we or our non-U.S. subsidiaries will qualify for the benefits of the Tax Treaties.

U.S. Holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company for U.S. federal income tax purposes.

There is a risk that we could be classified as a Passive Foreign Investment Company (“PFIC”), for U.S. federal income tax purposes. Our status as a PFIC could result in a reduction in the after-tax return to U.S. Holders of our ordinary shares and may cause a reduction in the value of our ordinary shares. A corporation is classified as a PFIC for any taxable year in which either (i) at least 75% of its gross income is “passive income” or (ii) at least 50% of the average quarterly value of all its assets consists of assets that produce, or are held for the production of, passive income. For this purpose, passive income generally includes among other things, dividends, interest, certain rents and royalties, annuities, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

Based on the projected composition of our income and valuation of our assets, we do not believe we would have been a PFIC in any previous taxable year, and we do not expect to become a PFIC in the foreseeable future, although there can be no assurance in this regard. The U.S. Internal Revenue Service or a U.S. court could determine that we are or were a PFIC in any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies, which in some circumstances are unclear and subject to varying interpretation. If we were classified as a PFIC, U.S. Holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply. The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its tax advisors regarding the possible application of the PFIC rules.

Risks Related to Corporate Governance Matters

Ownership in our ordinary shares is restricted by gaming laws and our by-laws, and persons found “unsuitable” may be required to dispose of their shares.

Gaming authorities have the right to investigate any individual or entity having a relationship to, or involvement with, our Company or any of its subsidiaries, to determine whether such individual or entity is suitable as a business associate of ours. Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, sometimes 5%, to report the acquisition to the gaming authorities, and the gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Subject to certain administrative proceeding requirements, gaming authorities have broad discretion to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Any person found unsuitable by a gaming authority may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any nonvoting security or any debt security of any public corporation which is registered with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. Our by-laws include certain provisions to ensure that we comply with applicable gaming laws. These provisions provide, among other things, that GAN Limited is prohibited from carrying on Gaming or Gaming Activities (as defined therein) itself and that our Board of Directors has the right to cause a forced sale of the ordinary shares held by an unsuitable person. Any such forced sale may negatively affect the trading price of our ordinary shares and may negatively affect the liquidity of our ordinary shares.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.

We are a Bermuda exempted company. As a result, the rights of holders of our ordinary shares will be governed by Bermuda law and our memorandum of association and by-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Bermuda legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Bermuda law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors. Certain of our directors and officers are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States, judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. federal securities laws. We have been advised by our special Bermuda counsel that uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, or entertain action in Bermuda against us or our directors or officers.

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

Shareholders of a Bermuda company may have a cause of action against us or our directors for breach of any duty in the by-laws or any shareholders’ agreement owed personally by us to the shareholder. Directors of a Bermuda company may be liable to the company for breach of their duties as directors to the company under the Bermuda Companies Act, and under common law. Such actions must, as a general rule, be brought by the company. Where the directors have carried on an act which is ultra vires or illegal, then the shareholder has the right, with leave of the court, to bring a derivative action to sue the directors on behalf of the company with any damages awarded going to the company itself. Shareholders are also able to take action against a company if the affairs of the company are being conducted in a manner which is oppressive or unfairly prejudicial to the shareholders or some number of them, and to seek either a winding-up order or an alternative remedy if a winding-up order would be unfairly prejudicial to them.

Our by-laws restrict shareholders from bringing legal action against our officers and directors.

Our by-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director or any claims of violations of the Securities Act of 1933 or the Securities Exchange Act of 1934 the waiver of which would be prohibited by Section 14 of the Securities Act and Section 29(a) of the Exchange Act. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have provisions in our by-laws that may discourage a change of control.

Our by-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions include, among others:

●	restrictions on the time period in which directors may be nominated;
●	the prohibition of cumulative voting in the election of directors;
●	the requirement for shareholders wishing to propose a person for election as a director (other than persons proposed by our Board of Directors) to give advance written notice of nominations for the election of directors; and
●	certain provisions to ensure that we comply with applicable gaming laws, which provide, among other things, that our Board of Directors has the right to cause a forced sale of the ordinary shares held by an “unsuitable” person (see the risk factor above entitled “Ownership in our ordinary shares is restricted by gaming laws and our by-laws, and persons found “unsuitable” may be required to dispose of their shares”).

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 400 Spectrum Center Drive, Suite 1900, Irvine, California 92618. In addition to our corporate headquarters, we have regional offices in Nevada and Florida in the United States, and in the countries of the United Kingdom, Bulgaria, Israel and Estonia. We lease our corporate headquarters and each of our regional offices. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

On May 5, 2020, we affected a reorganization and share exchange in which 21,593,910 ordinary shares of GAN Limited, together with cash consideration in the aggregate amount of £2.0 million, were issued to the shareholders of GAN plc in exchange for all of the outstanding ordinary shares of GAN plc, after which time GAN plc became a wholly-owned subsidiary of GAN Limited.

On March 9, 2022, we had 133 holders of record of our ordinary shares. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our ordinary shares is Continental Stock Transfer and Trust Company.

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

We paid to the underwriters, underwriting discounts and commissions totaling $4.9 million, in connection with the offering. In addition, through December 31, 2020, we incurred additional costs of $2.2 million in connection with the offering which, when added to the underwriting discounts and commissions paid by us, resulted in total expenses of $7.1 million related to the offering. Accordingly, the net offering proceeds to us, after deducting underwriting discounts and commissions, and other offering expenses, were $55.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

All proceeds from our initial public offering have been utilized and there were no material changes in our use of the net proceeds from those described in the prospectus dated May 4, 2020.

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

Issuer Purchases of Equity Securities

There have been no repurchases of our ordinary shares either on the open market or by private transaction during the quarter ended December 31, 2021.

ITEM 6. [RESERVED]

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

Overview

GAN Limited is a Bermuda exempted holding company and through its subsidiaries, operates in two lines of business. We are a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Beginning with our January 2021 acquisition of Vincent Group p.l.c., a Malta public limited company (“Coolbet”), we are also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, which offers consumers in select markets in Northern Europe, Latin America and Canada a digital portal for engaging in sports betting, online casino games and poker. These two lines of business are also the Company’s reportable segments.

The B2B segment develops, markets and sells instances of and GameSTACK technology and iSight Back Office that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. In 2021, we won three prestigious industry awards from EGR North America – Best Freeplay Gaming Supplier, Best Full-Service Platform Provider and Best White Label Partner of the Year – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos.

Beginning January 1, 2021, the B2C segment includes the operations of Coolbet. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada. In 2021, Coolbet won two prestigious awards at the International Gaming Awards in London – Mobile Sports Product of the Year and Innovator of the Year – in recognition of our significant impact in the mobile sports betting industry.

To meet this demand and serve our growing number of U.S. casino operator clients, we continue to invest in our software engineering capabilities and expand our operational support. The most significant component of our operating costs generally relate to our employee salary costs and benefits. We have increased our global headcount from 440 employees at January 1, 2021, to 682 employees at December 31, 2021. Also, operating costs include technology and corporate infrastructure related-costs, as well as marketing expenditures with a focus on increasing and retaining B2C end-users.

Our net loss was $30.6 million and $20.2 million for the years ended December 31, 2021 and 2020, respectively. Our results of operations for the year ended December 31, 2021 includes the financial results of Coolbet for the entire period, and accordingly, are not directly comparable to our consolidated results of operations for the year ended December 31, 2020.

We believe that our current technology is highly scalable and can support the launch of our product offerings for new customers and in new jurisdictions. We expect to improve our profitability through increased revenues from:

●	organic growth of our existing casino operators,
●	expansion into newly regulated jurisdictions with existing and new customers,
●	margin expansion driven by the integration of Coolbet’s sports betting technology in our B2B product offerings,
●	revenue expansion from the roll-out of our Super RGS content offering to B2C operators who are not already clients, and
●	organic growth of our B2C business in existing and new jurisdictions.

We hold a strategic U.S. patent, which governs the linkage of on-property reward cards to their counterpart internet gambling accounts together with bilateral transmission of reward points between the internet gaming technology system and the land-based casino management system present in all U.S. casino properties. In February 2021, we reached an agreement to license our U.S. patent to a second major U.S. casino operator group and we may license our patent to other major U.S. internet gaming operators in the future.

Recent Developments

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

December 2020 Follow-on Offering of Ordinary Shares

On December 21, 2020, GAN Limited completed a follow-on public offering under which it sold 6,790,956 of ordinary shares at a price per share of $15.50 and raised gross proceeds of $98.5 million (net proceeds of $98.5 million). The net proceeds from the offering were used to fund the cash portion of the purchase price for the acquisition of Coolbet that was paid to the former shareholders pursuant to the Share Exchange Agreement, dated November 15, 2020 (“Share Exchange Agreement”).

January 2021 Acquisition of Coolbet

On January 1, 2021, GAN Limited completed its acquisition of Coolbet, in accordance with the terms of the Share Exchange Agreement.

GAN Limited acquired all of the outstanding equity in Coolbet in exchange for a purchase price of $218.1 million, which included a cash payment of $111.1 million, the issuance of 5,260,516 ordinary shares (valued at $106.7 million) and the issuance of replacement equity awards (valued at $0.3 million).

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements included in this report. As disclosed in Note 3, the preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. We consider the following to be our most critical accounting estimates that involve significant judgment:

Revenue Recognition

Our revenue recognition policies described in Note 3 – Summary of Significant Accounting Policies, require us to make significant judgments and estimates. Accounting Standards Codification (“ASC”) 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, allocation of the transaction price, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria considering contract specific facts and circumstances is naturally judgmental, but certain judgments could significantly affect the amount or timing of revenue recognized if we were to reach a different conclusion. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

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

For performance obligations that involve multiple products or services, we allocate the transaction price to be applied to each performance obligation based on an estimation of the stand-alone selling price. We typically determine the stand-alone selling price based on the amounts that we charge when sold separately in similar circumstances to similar customers. In instances where the stand-alone selling price cannot be determined using an adjusted market assessment approach, we have used other allocation methods in accordance with ASC 606, including a residual approach to allocate a stand-alone selling price.

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

Goodwill

Goodwill is reviewed for impairment annually as of October 1st, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, our shares may trade below our book value and a significant and sustained decline in our share price and market capitalization could result in goodwill impairment charges. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

The income approach used to test our reporting units includes the projection of estimated operating results and cash flows, discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions appropriate to each reporting unit. Those projections involve management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs and best estimates of future expected changes in operating margins and cash expenditures. Other significant assumptions and estimates used in the income approach include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In addition, the WACC utilized to discount estimated future cash flows is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed. Future changes in our estimates or assumptions or in interest rates could have a significant impact on the estimated fair value of reporting units and result in a goodwill impairment charge that could be material to our consolidated financial statements.

Share-Based Compensation

Management measures equity-classified share-based awards at fair value at the date of grant and expenses the cost on a straight-line basis over the requisite service period of the entire award, generally defined as the vesting period, along with a corresponding increase in equity. Forfeitures are recorded in the period in which they occur with the impact, if any, recognized in the consolidated statements of operation with a corresponding adjustment to equity.

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

Volatility – a measure of the amount by which the price of our ordinary shares is expected to fluctuate each year during the expected term of the award. Our expected volatility is determined by reference to volatility of certain identified peer groups, share trading information and share prices on the Nasdaq. The implied volatilities from traded options are impacted by changes in market conditions. An increase in the volatility would result in an increase in our expense.

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

Where the Company has decided to cover the social taxes and income taxes related to equity-classified share-based awards for the option holders, we recognize a tax expense for the future cash payment as a liability-classified share-based compensation expense. At each reporting period, management measures tax liabilities associated with our share-based compensation based on the intrinsic value of the options using our share price at each date of measurement. The impact of the revision of the original estimates, if any, is recognized in profit or loss with a corresponding increase or reduction to the corresponding liability. Where the Company does not cover employee social taxes and income taxes, we recognize employer tax expenses in the period when the respective holder exercises their options.

Capitalization and Impairment of Internally Generated Intangible Assets

Management reviews expenditures, including wages and benefits for employees, incurred on development activities and, based on their judgment of the costs incurred, assesses whether the expenditure meets the capitalization criteria set out in ASC 350 and the intangible assets accounting policy within the notes to our consolidated financial statements. Management specifically considers if additional expenditure on projects relates to maintenance or new development projects. In addition, the useful life of capitalized development costs is determined by management at the time the software is brought into use and is regularly reviewed for appropriateness. For unique software products we control and develop, the life is based on historical experience with similar products as well as anticipation of future events, which may impact their useful economic life, such as changes in technology.

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

Income Taxes

We operate in a number of jurisdictions and our effective tax rate is based on our income, statutory tax rates, tax planning opportunities and transfer pricing policies in the various jurisdictions in which we operate. Judgment is required in respect of the interpretation of state, federal and international tax law and practice as e-commerce and tax continues to evolve. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings.

Deferred tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise from temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. Deferred tax assets are recognized to the extent that it is probable future taxable profits will be available against which the temporary differences can be utilized. This assessment of future taxable profits relies heavily on estimates that are based on a number of factors, including historical results and future business forecasts. To the extent deferred tax assets are not expected to be realized, we record a valuation allowance.

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

Consolidated Results of Operations

On January 1, 2021, we completed our acquisition of Coolbet which was accounted for as a business combination under ASC 805, Business Combinations. The following discussion of our results of operations for the year ended December 31, 2021 includes the financial results of Coolbet for the entire period. Our B2B segment results for the year ended December 31, 2020 are comprised of our legacy business operations prior to the acquisition of Coolbet.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
(dollars in thousands)
Revenue	$124,163	$35,159	$89,004	n.m.
Operating costs and expenses
Cost of revenue(1)	41,373	10,471	30,902	n.m.
Sales and marketing	22,266	5,046	17,220	n.m.
Product and technology	22,548	11,032	11,516	n.m.
General and administrative(1)	48,881	24,825	24,056	96.9%
Impairment	3,500	—	3,500	n.m.
Depreciation and amortization	16,808	3,257	13,551	n.m.
Total operating costs and expenses	155,376	54,631	100,745	n.m.
Operating loss	(31,213)	(19,472)	(11,741)	(60.3)%
Other (income) loss, net	(408)	392	(800)	n.m.
Loss before income taxes	(30,805)	(19,864)	(10,941)	(55.1)%
Income tax expense (benefit)	(211)	353	(564)	n.m.
Net loss	$(30,594)	$(20,217)	$(10,377)	(51.3)%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Year Ended December 31,		Percentage of Revenue		Change
	2021	2020	2021	2020	Amount	Percent
(dollars in thousands)
United States	$37,791	$29,351	30.4%	83.5%	$8,440	28.8%
Europe	47,309	5,759	38.1%	16.4%	41,550	n.m.
Latin America	32,434	—	26.1%	—%	32,434	n.m.
Rest of the world	6,629	49	5.4%	0.1%	6,580	n.m.
Total revenue	$124,163	$35,159	100.0%	100.0%	$89,004	n.m.

Revenue

Revenue was $124.2 million for the year ended December 31, 2021, an increase of $89.0 million from the comparable period in 2020. The increase was primarily attributable to revenue from our B2C operations of $78.6 million in 2021. The remaining increase in revenue was primarily driven by real-money gaming growth, of which $9.3 million related to increases in platform and content license fees in the U.S. and $2.2 million related to similar increases in Italy, combined with an increase in simulated gaming revenue of $2.3 million due to new customer launches. These increases were partially offset by a decrease in sportsbook revenue of $2.5 million primarily from FanDuel’s migration to its own player wallet during the third quarter of 2020.

Revenue increased across our international markets primarily as a result of the Coolbet acquisition, which accounted for $40.1 million of the increased revenues in Europe, the full $32.4 million in Latin America, and substantially all of our revenues in all other non-U.S. markets. The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment primarily driven by the expansion into newly regulated U.S. states and the annualized impact of clients launched in 2020.

Cost of Revenue

Cost of revenue was $41.4 million for the year ended December 31, 2021, an increase of $30.9 million from the comparable period in 2020. The increase was attributable to our B2C operations’ cost of gaming of $29.8 million. Cost of revenue for our B2B segment increased $1.1 million due to an increase in content license fees of $1.9 million driven by higher RMiG revenues in Italy, increased simulated gaming revenues and a $0.5 million increase in processing fees due to an increase in the number of instances of our platform and end users. These increases were partially offset by a $1.4 million decrease in cost of development services and other revenues, primarily as a result of decreased hardware sales and a $0.6 million decrease in regulatory fees and gaming duties as compared to the prior year. The extent to which we engage in hardware sales is driven by individual operator circumstances and are not necessarily consistent from period to period.

Sales and Marketing

Sales and marketing expense was $22.3 million for the year ended December 31, 2021, an increase $17.2 million from the comparable period in 2020. Of the increase, $14.9 million was attributable to our B2C operations’ sales and marketing. We expect sales and marketing expense to continue to increase in our B2C segment as we seek to attract additional end-users. Sales and marketing expenses related to our B2B business increased $2.3 million primarily due to an increase in personnel costs of $1.4 million, excluding increases in related share-based compensation expenses of $0.3 million, driven by increased headcount within our sales and marketing functions.

Product and Technology

Product and technology expense was $22.5 million for the year ended December 31, 2021, an increase of $11.5 million from the comparable period in 2020, due to higher net salaries and related employee costs of $11.7 million (excluding a decrease in related share-based compensation of $2.4 million) as we ramped up our team and invested in our platform to serve our new and existing customers for the B2B segment and $1.9 million from the inclusion of Coolbet in our operating results.

General and Administrative

General and administrative expense increased $24.1 million of which $16.6 million was attributable to Coolbet. Exclusive of Coolbet, the remaining increase was driven by an increase of $2.8 million in professional fees related to legal fees, recruiting costs, professional consulting costs, and public company compliance costs, a $2.1 million increase in personnel and related costs (excluding a decrease in related share-based compensation expense of $1.1 million) in functions such as management, legal, human resources and finance to enhance our back-office infrastructure, a $1.2 million increase relating to unfavorable currency fluctuations, a $1.3 million increase relating to insurance costs reflecting the 2021 full year impact of directors and officers and business insurance, and a $1.0 million increase in software-related costs to support the Company’s growth. These increases were partially offset by other immaterial changes totaling $0.2 million.

Within our operating expenses, share-based compensation and related expenses across sales and marketing, product and technology, and general and administrative expenses decreased by $2.0 million to $8.1 million for the year ended December 31, 2021. The decrease was primarily due to expenses of $7.3 million recognized during the year ended December 31, 2020 in relation to (i) the acceleration of vesting of outstanding grants at the time of our initial public filing in May 2020 of $3.9 million and (ii) the recognition of cash-settled share-based compensation expense in relation to taxes associated with U.K. options during the same period of $3.4 million (as compared to a benefit of $0.5 million in the current year period). The decrease was primarily offset by expenses of $4.2 million related to new awards issued in 2021, an expense $0.9 million related to a change in the incentive compensation structure made effective in 2021 which allowed for certain executives to receive their incentive compensation in the form of share-based compensation. In addition, we incurred share-based compensation expenses of $0.6 million related replacement share option awards to continuing employees of Coolbet and restricted shares issued in the acquisition of Silverback.

Impairment

We recorded an impairment charge of $3.5 million during the year ended December 31, 2021 related to the termination notice we served to a content provider in January 2022 as certain conditions precedent associated with the certification of their remote gaming server had not been satisfied pursuant to the terms of the agreement in the period ended December 31, 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million, however in response to our termination notice, the content provider responded with a notice to the Company of its material breach of the agreement, disputing the validity of the termination.

Depreciation and Amortization

Depreciation and amortization expense was $16.8 million for the year ended December 31, 2021, an increase of $13.6 million from the comparable period in 2020. The increase was due to the amortization expense on intangible assets recorded in the acquisition of Coolbet on January 1, 2021.

Income Tax Expense

We recorded income tax benefit of $0.2 million for the year ended December 31, 2021, reflecting an effective tax rate of 0.7%, compared to income tax expense of $0.4 million for the year ended December 31, 2020, reflecting an effective tax rate of (1.8)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the years ended December 31, 2021 and 2020 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our segment results for the periods indicated:

	Year Ended December 31,		Percentage of Segment Revenue		Change
	2021	2020	2021	2020	Amount	Percent
(dollars in thousands)
B2B
Revenue	$45,569	$35,159	100.0%	100.0%	$10,410	29.6%
Cost of revenue(1)	11,600	10,471	25.5%	29.8%	1,129	10.8%
B2B segment gross profit	$33,969	$24,688	74.5%	70.2%	$9,281	37.6%
B2C
Revenue	$78,594	$—	100.0%	—%	$78,594	n.m.
Cost of revenue(1)	29,773	—	37.9%	—%	29,773	n.m.
B2C segment gross profit	$48,821	$—	62.1%	—%	$48,821	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

B2B Segment

B2B revenue increased $10.4 million primarily due to an increase in platform and content fee revenue of $10.7 million. Of this increase, RMiG jurisdictions in the United States contributed an increase of $9.3 million during the year ended December 31, 2021, including new U.S. states which launched in 2021 such as in Michigan following the launch of RMiG in January 2021, in addition to contributions beginning in May 2021 in West Virginia and October 2021 in Connecticut. Further contributing to the increase was an increase of $2.2 million in RMiG revenues in Italy and an increase of $2.0 million in simulated gaming revenue as compared to the prior year period. The increases were partially offset by a $2.5 million decrease in sportsbook revenue primarily as a result of FanDuel’s migration to its own player wallet during the third quarter of 2020.

Additionally, B2B development services and other revenue decreased $0.3 million, of which $2.2 million related to a decrease in development revenue, primarily related to prior year revenues associated with FanDuel’s migration to its own player wallet platform in 2020 and a $1.0 million decrease primarily related to lower hardware sales. The decrease was partially offset by $3.0 million in revenues attributable to patent licensing fee revenue recognized during the year ended December 31, 2021

B2B cost of revenue increased $1.1 million primarily due to a $1.9 million increase in content license fees due to higher sales in Italy and simulated gaming revenue and a $0.5 million increase in processing fees due to an increase in the number instances of our platform and end users. This increase was partially offset by decrease in costs of development services and other revenues of $1.4 million, primarily as a result of lower hardware sales compared to the prior year period.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, increased by 37.6% primarily driven by an increase in platform and content fee revenue and an increase in the gross margin for development services and other revenue from 70.0% in 2020 to 85.3% in 2021. The increase in gross margin for development services and other revenue was due to patent revenue of $3.0 million which did not occur in the prior year period and lower cost of hardware relative to its sales in the current period when compared to the prior year period.

B2C Segment

Segment gross profit for B2C, which excludes depreciation and amortization expense, was $48.8 million, or 62.1% as a percentage of segment revenue, for the year ended December 31, 2021. Prior year revenue and costs of revenue are not included in our financial results due to the timing of the Coolbet acquisition, which closed January 1, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA

Management uses the non-GAAP measure of Adjusted EBITDA to measure its financial performance. Specifically, it uses Adjusted EBITDA (i) as a measure to compare our operating performance from period to period, as it removes the effect of items not directly resulting from our core operations, and (ii) as a means of assessing our core business performance against others in the industry, because it eliminates some of the effects that are generated by differences in capital structure, depreciation, tax effects and unusual and infrequent events.

We define Adjusted EBITDA as net income (loss) before other (income) loss, net, income tax expense (benefit), depreciation and amortization, impairments, share-based compensation expense and related expense, initial public offering related costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the consolidated statements of operations for the years specified:

	Year Ended December 31,
	2021	2020
(in thousands)
Net loss	$(30,594)	$(20,217)
Income tax expense (benefit)	(211)	353
Other (income) loss, net	(408)	392
Depreciation and amortization	16,808	3,257
Share-based compensation and related expense(1)	8,136	10,181
Impairment	3,500	—
Initial public offering transaction related	—	2,831
Tax related provisions	—	939
Adjusted EBITDA	$(2,769)	$(2,264)

(1) Includes $7.9 million and $6.8 million in equity-classified expense for the years ended December 31, 2021 and 2020, respectively, and $0.4 million and $3.4 million in liability-classified (benefit) expense, for the years ended December 31, 2021 and 2020, respectively. Such amounts excluded capitalized amounts. Refer to Note 11 – Share-based Compensation for further details.

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

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
B2B Gross Operator Revenue (in millions)	$921.1	$545.2	$375.9	68.9%
B2B Take Rate	4.9%	6.4%	N/A	(1.5)%
B2C Active Customers (in thousands)(1)	394	158	236	n.m.
B2C Marketing Spend Ratio(1)	15%	19%	N/A	(4)%
B2C Sports Margin(1)	6.8%	6.7%	N/A	0.1%

(1) B2C operating results of Coolbet have been included in the consolidated financial statements beginning on January 1, 2021.

B2B Gross Operator Revenue

We define B2B Gross Operator Revenue as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports win from sportsbook offerings. B2B Gross Operator Revenue, which is not comparable to financial information presented in conformity with U.S. GAAP, gives management and users of our financial statements an indication of the extent of transactions processed through our B2B corporate customers’ platforms and allows management to understand the extent of activity that our platform is processing.

The increase in Gross Operator Revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven primarily by expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions, the most significant of which was Michigan in January 2021. Additional increases in Europe of RMiG and SIM were driven by organic growth from new and existing customers.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B net revenue retained by the Company over the total gross revenue generated by our B2B corporate customers. B2B net revenue is calculated by deducting from gross revenue, the statutory taxes, promotional bonuses, and our B2B customer’s share defined by commercial agreements. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven by a shift in revenue from SIM to RMiG that inherently has a lower take rate; an increase in RMiG and sports betting revenue from U.S. states with higher taxes, specifically Pennsylvania and Michigan; and increased promotional bonuses by certain B2B customers in new jurisdictions, such as Wynn in Michigan and FanDuel in Michigan, West Virginia, and Connecticut.

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

B2C Sports Margin

We define B2C Sports Margin as the ratio of wagers minus winnings to total amount wagered, adjusted for open wagers at period end. Sports betting involves a user placing a bet on the outcome of a sporting event with the chance to win a pre-determined amount, often referred to as fixed odds. Our B2C sportsbook revenue is generated by setting odds that are intended to provide a built-in theoretical margin in each sports bet offered to our users. This metric allows management to measure sportsbook performance against its expected outcome.

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, developing and maintaining our proprietary software platforms.

During the year ended December 31, 2021, we entered into Content Licensing Agreements (the “Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceed certain stipulated thresholds. In the event that the Agreement is terminated, actual cash outlays could be less than currently contemplated.

We expect our capital expenditures to continue to increase in the immediate future, as we seek to expand our business through organic growth and potential business acquisitions. Specifically, the key elements of our growth strategy include, but are not limited to, the expansion of our gaming content on our platform, primarily through the Agreements, our anticipated launch of the integrated B2B sportsbook technology solution in North America in the fourth quarter of 2022, the continued integration of Coolbet’s sports betting technology and international B2C operations, the launch of regulated gaming in new U.S. states and potential business acquisitions.

The execution of our growth strategy will require continued significant capital expenditures. We expect to continue investing in our products and technologies as we seek to scale our business.

We incurred capital expenditures of $14.0 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively. Of these expenditures, purchases related to internally developed capitalized software represented $11.6 million and $4.4 million, respectively, property and equipment (including licenses for internal use software) represented $1.9 million and $1.2 million, respectively, and intangible assets (including licenses to operate in related jurisdictions) represented $0.4 million and $0.2 million, respectively, for the years ended December 31, 2021 and 2020.

Sources of Liquidity

We have primarily funded our operations through cash generated from operations and cash on hand. In May 2020, we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares for net proceeds of $57.4 million and in December 2020, we conducted a follow-on offering under which we sold 6,790,956 ordinary shares for net proceeds of $98.5 million. In January 2021, we completed the acquisition of Coolbet for a purchase price of $218.1 million, including the issuance of 5,260,516 ordinary shares, replacement equity-based awards valued at $0.3 million and cash of $111.1 million, which was funded from the follow-on offering proceeds and available cash on hand.

Our primary source of liquidity for our working capital is cash flows generated from operations and our cash on hand of $39.5 million at December 31, 2021.

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

In the longer term, to the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Net cash used in operating activities	$(5,003)	$(6,348)	1,345	(21.2)%
Net cash used in investing activities	(106,674)	(5,919)	(100,755)	n.m.
Net cash provided by financing activities	169	154,708	(154,539)	(99.9)%
Effect of foreign exchange rates on cash	(1,669)	(66)	(1,603)	n.m.
Net (decrease) increase in cash	$(113,177)	$142,375	$(255,552)	(179.5)%

n.m. = not meaningful

Operating Activities

Net cash used in operating activities decreased $1.3 million primarily resulting from a decrease in net loss after adjustments to reconcile net loss to cash flows from operations of $8.1 million. The decrease in cash used in operating activities was offset by an unfavorable change in operating assets and liabilities, primarily due to payments totaling $8.5 million to third-party gambling content providers for the rights to use and distribute their online gaming content in North America.

Investing Activities

Net cash used in investing activities increased $100.8 million primarily as a result of $92.7 million cash paid for the acquisition of Coolbet, net of cash acquired and a $7.2 million increase in spend for capitalized software development costs primarily related to $4.3 million invested in relation to new B2B customer launches, product enhancements, and new features, $1.6 million for the B2B sportsbook technology solution in North America, and $1.3 million invested in relation to new B2C product enhancements and features.

Financing Activities

Net cash provided by financing activities decreased by $154.5 million primarily due to $57.4 million in proceeds from our U.S. initial public offering in May 2020 and $99.4 million in proceeds from the issuance of ordinary shares in a follow-on public offering in December 2020 that did not recur during the year ended December 31, 2021, and a decrease in cash proceeds on the exercise of employee share options of $1.6 million. The decrease was partially offset by decreased payments of offering costs of $1.4 million and cash consideration paid to the previous shareholders of GAN plc pursuant to the May 2020 Scheme of Arrangement of $2.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GAN Limited

Irvine, California

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of GAN Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

GAN Limited

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GAN Limited (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company’s auditor from 2013 through 2021.

London, United Kingdom

March 31, 2021, except for Note 16, which is August 20, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAN LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$39,477	$152,654
Accounts receivable, net of allowance for doubtful accounts of $120 and $100 at December 31, 2021 and 2020, respectively	8,110	6,818
Prepaid expenses	3,498	1,912
Other current assets	3,337	2,112
Total current assets	54,422	163,496

Capitalized software development costs, net	14,430	6,648
Goodwill	146,142	—
Intangible assets, net	35,893	468
Other assets	10,023	2,634
Total assets	$260,910	$173,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,268	$4,926
Accrued compensation and benefits	10,961	4,956
Accrued expenses	4,669	3,363
Liabilities to users	8,984	—
Other current liabilities	3,151	4,067
Total current liabilities	33,033	17,312

Deferred income taxes	1,791	—
Other liabilities	2,049	370
Total liabilities	36,873	17,682
Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,250,743 and 36,635,362 shares issued and outstanding at December 31, 2021 and 2020, respectively	422	365
Additional paid-in capital	319,551	203,842
Accumulated deficit	(76,360)	(45,766)
Accumulated other comprehensive loss	(19,576)	(2,877)
Total shareholders’ equity	224,037	155,564
Total liabilities and shareholders’ equity	$260,910	$173,246

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020

Revenue	$124,163	$35,159

Operating costs and expenses
Cost of revenue(1)	41,373	10,471
Sales and marketing	22,266	5,046
Product and technology	22,548	11,032
General and administrative(1)	48,881	24,825
Impairment	3,500	—
Depreciation and amortization	16,808	3,257
Total operating costs and expenses	155,376	54,631
Operating loss	(31,213)	(19,472)
Other (income) loss, net	(408)	392
Loss before income taxes	(30,805)	(19,864)
Income tax expense (benefit)	(211)	353
Net loss	$(30,594)	$(20,217)

Loss per share, basic and diluted	$(0.73)	$(0.75)

Weighted average ordinary shares outstanding, basic and diluted	42,023,327	27,006,058

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(30,594)	$(20,217)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(16,699)	31
Comprehensive loss	$(47,293)	$(20,186)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2020	21,486,059	$215	$40,862	$(23,024)	$(2,908)	$15,145
Net loss	—	—	—	(20,217)	—	(20,217)
Foreign currency translation adjustments	—	—	—	—	31	31
Share-based compensation	—	—	6,826	—	—	6,826
Issuance of restricted share awards	93,680	—	—	—	—	—
Proceeds from issuance of shares in initial public offering, net of issuance costs of $7,075 (Note 10)	7,337,000	73	55,216	—	—	55,289
Proceeds from issuance of shares in follow-on offering, net of issuances costs of $6,719 (Note 10)	6,790,956	68	98,473	—	—	98,541
Cash consideration paid to GAN plc shareholders (Note 10)	—	—	—	(2,525)	—	(2,525)
Issuance of ordinary shares upon exercise of share options	927,667	9	2,465	—	—	2,474
Balance at December 31, 2020	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	(30,594)	—	(30,594)
Foreign currency translation adjustments	—	—	—	—	(16,699)	(16,699)
Share-based compensation	—	—	7,876	—	—	7,876
Restricted share activity	69,012	1	54	—	—	55
Repurchase of restricted shares to pay tax liability (Note 11)	(3,627)	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	289,480	3	852	—	—	855
Issuance of ordinary shares as partial consideration in Coolbet acquisition (Note 4)	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition (Note 4)	—	—	297	—	—	297
Balance at December 31, 2021	42,250,743	$422	$319,551	$(76,360)	$(19,576)	$224,037

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(30,594)	$(20,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	15,732	2,857
Depreciation on property and equipment and finance lease right-of-use assets	1,077	360
Share-based compensation expense	8,136	6,826
Deferred income tax	(422)	—
Impairment	3,500	—
Other	591	92
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,503)	(1,122)
Prepaid expenses	(806)	(1,338)
Other current assets	(779)	(695)
Other assets	(9,038)	1,143
Accounts payable	(783)	2,071
Accrued compensation and benefits	3,782	3,344
Accrued expenses	1,827	1,005
Liabilities to users	4,177	—
Other current liabilities	(1,200)	(345)
Other liabilities	1,300	(329)
Net cash used in operating activities	(5,003)	(6,348)

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	(92,724)	—
Expenditures for capitalized software development costs	(11,588)	(4,388)
Purchases of gaming licenses	(433)	(262)
Purchases of property and equipment	(1,929)	(1,269)
Net cash used in investing activities	(106,674)	(5,919)

Cash Flows From Financing Activities
Proceeds received from issuance of ordinary shares in initial public offering, net	—	57,445
Proceeds received from issuance of ordinary shares in follow-on offering, net	—	99,442
Payments of offering costs	(604)	(1,974)
Proceeds from exercise of share options	855	2,474
Cash consideration paid to GAN plc shareholders	—	(2,525)
Principal payments on finance leases	(82)	(154)
Net cash provided by financing activities	169	154,708

Effect of foreign exchange rates on cash	(1,669)	(66)

Net (decrease) increase in cash	(113,177)	142,375
Cash and cash equivalents, beginning of year	152,654	10,279
Cash and cash equivalents, end of year	$39,477	$152,654

Supplemental Cash Flow Information
Cash paid for:
Interest	$—	$395
Income taxes	93	1,131
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet (Note 4)	106,683	—
Issuance of unvested share options in exchange for unvested share options of Coolbet (Note 4)	297	—
Right-of-use asset obtained in exchange for new operating lease liabilities	252	—

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1 — NATURE OF OPERATIONS

GAN Limited (the “Parent,” and with its subsidiaries, collectively the “Company”) is an exempted company limited by shares, incorporated and registered in Bermuda. GAN plc, the previous parent, began its operations in the United Kingdom (“U.K.”) in 2002 and listed its ordinary shares on the AIM, the London Stock Exchange’s market for smaller companies, in 2013. In May 2020, pursuant to a statutory Scheme of Arrangement under Part 26 of U.K. Companies Act of 2006 (“Scheme of Arrangement”) approved by the shareholders of GAN plc, the shareholders of GAN plc exchanged their shares in GAN plc for shares in the Parent, thereby migrating the Company’s jurisdiction of organization from the U.K. to Bermuda. Thereafter, GAN Limited became the parent company of GAN plc. GAN plc was renamed GAN (UK) Limited (“GAN UK”). In 2020, the Company effected an initial public offering on the NASDAQ exchange.

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Vincent Group”), a Malta public limited company doing business as “Coolbet” (Note 4). Coolbet is a developer and operator of an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

The Company is a business-to-business (“B2B”) supplier of a proprietary gaming system, GameSTACK™ (“GameSTACK”), which is used predominately in the U.S. land-based casino industry. For its B2B customers, GameSTACK is a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), online sports gaming, and virtual simulated gaming (“SIM”). The Company is also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, providing international users with access through www.coolbet.com to its sportsbook, casino games and poker products. The Company operates in two operating segments – B2B and B2C.

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Share Exchange and Reorganization

On May 5, 2020, GAN Limited completed a share exchange and reorganization pursuant to a Scheme of Arrangement, whereby the shareholders of GAN plc agreed to exchange their ordinary shares, on a basis of four ordinary shares to one ordinary share, for shares of GAN Limited, plus a pro rata portion of an aggregate $2,525 (£2,004 or 2.32 pence per share) in cash (“Share Exchange”). Immediately subsequent to the Share Exchange, the shareholders of GAN Limited held the same economic interest as they had in GAN plc prior to the Share Exchange. Holders of share options in GAN plc also received reciprocal share options as applicable, in GAN Limited.

The consolidated financial statements have been prepared as if GAN Limited had been the parent entity for the periods presented. All share and per share amounts prior to the date of the share exchange and reorganization in these consolidated financial statements have been retroactively adjusted to give effect to the Share Exchange.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates, and may require significant adjustments to these reported balances in future periods.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Principles of Consolidation

The consolidated financial statements include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar while the Company’s foreign subsidiaries use their local currencies as their functional currencies. The assets and liabilities of foreign subsidiaries are translated to U.S. Dollars based on the current exchange rate prevailing at each reporting period. Revenue and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from their functional currency to U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity.

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $993 and $(207) for the years ended December 31, 2021 and 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $35.4 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, significantly impacted the economic conditions and financial markets around the world. The closure of land-based casinos, social distancing, shelter-in-place, and similar restrictions implemented in response to the COVID-19 pandemic led to an increase in the Company’s existing and new player activity in its online iGaming offerings as compared to historic trends, primarily at the start of the second quarter of 2020. Player activity in connection with the iGaming business has generally returned to pre-pandemic levels following the re-opening of land-based casinos and easing of local restrictions.

The ultimate impact of the pandemic on the Company’s future operating results is unknown and will depend, in part, on the length of time COVID-19 disruptions exist and the subsequent behavior of players after restrictions are fully lifted. A recurrence of COVID-19 cases or an emergence of additional variants could adversely impact the Company’s future financial results, though results from the Company’s iGaming business may partially offset any potential reduction to the Company’s sports betting transactions resulting from the suspension or cancellation of sporting events. The Company has considered the impact of COVID-19 on its accounting policies, judgments and estimates as part of the preparation of these consolidated financial statements.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Revenue Recognition

Revenue from B2B Operations

The Company’s revenue from its B2B operations are primarily from its internet gaming Software-as-a-Service platform, GameSTACK, that its customers use to provide real money internet gambling (“RMiG”), online sports gaming and simulated internet gaming (“SIM”) to its end users. The Company enters into contracts with its customers that generally range from three to five years and include renewal provisions. These contracts generally include provision of the internet gaming platform, content consisting of proprietary and third-party games, development services and support and marketing services. In certain cases, the contract may include computer hardware to be procured on behalf of the customer. The customers cannot take possession of the hosted GameSTACK software and the Company does not sell or license the GameSTACK software.

The Company charges fees as consideration for it use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly.

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is billed monthly with the amount due generally thirty days from the date of the invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer. The Company’s internet gaming system, game content, support and marketing services are provided equally throughout the term of the contract. These services are made up of a daily requirement to provide access and use of the internet gaming system and support services to the customer over a period of time, as well as provide marketing services, and not a specified amount of services. The series of distinct services represents a single performance obligation that is satisfied over time.

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

In certain service agreements with its SIM customers, the Company receives fees for the purchases of in-game virtual credit made by end-users and remits payment to the SIM customer for their share of the SIM revenues. At December 31, 2021 and 2020, the Company has recorded a liability due to its customers for their share of the fees of $2,171 and $2,520, respectively, within other current liabilities in the consolidated balance sheets.

The Company uses third-party content providers in supplying game content in its performance of providing game content on its platform to its customers. A customer has access to the Company’s propriety and licensed game content and additionally, the customer can direct the Company to procure third-party game content on its behalf. The Company has determined it acts as the principal for providing the game content when the Company controls the game content, and therefore presents the revenue on a gross basis in the consolidated statements of operations. When the customer directs the Company to procure third-party game content, the Company determined it is deemed an agent for providing such game content, and therefore, records the revenue, net of the costs of content license fees, in the consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company also provides development services for ongoing development services to provide updates to the RMiG platforms for enhanced functionality or customization. Ongoing development services are typically billed monthly, at a daily rate, for services performed. Revenue from RMiG platform development services are considered additional distinct promises to the customer as they access the platform in a single-tenant architecture, the added features provide new, discrete capabilities independent of the original features and provide independent value to the customer. Revenue is recognized over time as the Company performs the services. Revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. As the performance obligation relates to the provision of development services over time, this method best reflects the transfer of control as the Company performs. In customer contracts that require a portion of the consideration to be received in advance, at the commencement of the contract, such advance payment is initially recorded as a contract liability.

Other services include the resale of a third-party computer hardware, such as servers and other related hardware devices, upon which the GameSTACK software is installed for its customers. These products are not required to be purchased in order to access the GameSTACK platform but are sold as a convenience to the customer. The Company procures the computer hardware on the customer’s behalf for a fee determined based on cost of the computer hardware plus a markup. The Company charges a hardware deployment fee which is a one-time fee for installation, testing and certification of the computer hardware at the gaming hosting facility. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the customer’s premises and configured to allow for remote access.

The Company has determined that it is acting as the principal in providing computer hardware and related services as it assumes responsibility for procuring, delivering, installing and configuring the hardware at the customer’s location and takes control of the hardware, prior to transfer. Revenue is presented at the gross amount of consideration to which it is entitled from the customer in exchange for the computer hardware and related services.

The Company generates revenue from time to time from the licensing of its U.S. patent, which governs the linkage of on-property reward cards to their counterpart internet gaming accounts together with bilateral transmission of reward points between the internet gaming technology system and the land-based casino management system present in all U.S. casino properties. The nature of the promise in transferring the license is to provide a right to use the patent as it exists. The Company does not have to undertake activities to change the functionality of the patent during the license period and the license has significant stand-alone functionality. Therefore, the Company recognizes the revenue from the license of the patent, at the point in time when control of the license is transferred to the customer. Control is determined to transfer at the point in time the customer is able to use and benefit from the license.

Contracts with Multiple Performance Obligations

For customer contracts that have more than one performance obligation, the transaction price is allocated to the performance obligations in an amount that depicts the relative stand-alone selling prices of each performance obligation. Judgment is required in determining the stand-alone selling price for each performance obligation. In determining the allocation of the transaction price, an entity is required to maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, an entity is required to estimate the stand-alone selling price. Contracts with its customers may include platform and licensing of game content services, as well as development services and computer hardware services. The variable consideration generated from the platform and the licensing of game content is allocated entirely to the performance obligation for platform and licensing of game content services and the remaining fixed fees for development services and computer hardware would be allocated to each of the remaining performance obligation based on their relative stand-alone selling prices. The variable consideration relates entirely to the effort to satisfy the platform and licensing game content services and the fixed consideration relates to the remaining performance obligations which is consistent with the allocation objective.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Revenue from Gaming Operations

The Company operates the B2C gaming site www.coolbet.com outside of the U.S., which is proprietary software and includes the following product offerings: sportsbook, poker, casino, live casino and virtual sports.

The Company manages an online sportsbook allowing users to place various types of wagers on the outcome of sporting events conducted around the world. The Company operates as the bookmaker and offers fixed odds wagering on such events. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Revenue from online sportsbook is reported net after deduction of player winnings and bonuses. Revenue from wagers is recognized when the outcome of the event is known.

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 2,700 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

Peer-to-peer poker offerings allow users to play poker against one another on the Company’s online poker platform for prize money. Revenue is recognized as a percentage of the reported rake. Additionally, the Company offers tournament poker which allows users to buy-in for a fixed price for prize money. For tournament play, revenue is recognized for the difference between the entry fees collected and the amounts paid out to users as prizes and winnings.

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

Sales and Marketing

Sales and marketing expense primarily consists of general marketing and advertising costs, B2C user acquisition expenses and personnel costs within our sales and marketing functions. Sales and marketing costs are expensed as incurred.

Content Licensing Fees

Content licensing fees are paid to third parties for gaming content which are expensed as incurred. Content licensing fees are calculated as a percentage of net gaming revenues in respect of the third-party games, as stipulated in the third-party agreements.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Share-based Compensation

Share-based compensation expense is recognized for share options and restricted shares issued to employees and non-employee members of the Company’s Board of Directors. The Company’s issued share options and restricted shares, which are primarily considered equity awards and include only service conditions, are valued based on the fair value of these awards on the date of grant. The fair value of the share options is estimated using a Black-Scholes option pricing model and the fair value of the restricted shares (restricted share awards and restricted share units) is based on the market price of the Company’s shares on the date of grant.

Certain restricted share units awards issued to non-employee members of the Company’s Board of Directors permit shares upon vesting to be withheld, as a means of meeting the non-employee director’s tax withholding requirements, and paid in cash to the non-employee director. The Company additionally incurs share-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of shares based on the Company’s stock price on the settlement date. These awards are classified as liability-based awards which are measured based on the fair value of the award at the end of each reporting period until settled. Related compensation expense is recognized based on changes to the fair value over the applicable service period

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding during the year. In periods of loss, basic and diluted per share information are the same.

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the consolidated balance sheets and are not subject to creditor claims. At December 31, 2021 the related liabilities to users was $8,984.

Accounts Receivables, net

Accounts receivable are stated at invoiced amounts and are unsecured, non-interest bearing and generally have 30-day payment terms.

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts expected to be collected. Management estimates the allowance for doubtful accounts by assessing the probability of non-payment of the receivable. This probability is then multiplied by the amount of the expected loss arising from default to determine the lifetime expected credit loss for the account receivable. Balances are reviewed for collectability on an individual basis as well as by reference to the extent that they become overdue. The Company considers factors such as delinquency in payment, financial difficulties, payment history of the debtor as well as certain forward-looking macroeconomic indicators in the countries in which the Company and its customers operate, including inflation, gross domestic product and unemployment, as well as the impact of COVID-19. On confirmation that the account receivable will not be collected, the gross carrying value of the asset is written off against the related allowance for doubtful accounts. The provision for credit losses on accounts receivable is recorded in general and administrative expense in the consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$100	$103
Provision for expected credit losses	246	(3)
Write-offs, net of recoveries	(226)	—
Ending balance	$120	$100

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

Capitalized Software Development Costs, net

The Company capitalizes certain development costs related to its internet gaming platforms during the application development stage. Costs associated with preliminary project activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. The Company capitalizes certain costs related to specific upgrades and enhancements when it is probable that expenditures will result in additional functionality of the platform to its customers. The capitalization policy provides for the capitalization of certain payroll and payroll related costs for employees who spent time directly associated with development and enhancements of the platform.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which generally ranges from three to five years, and are included within depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the estimated fair values of the identifiable assets acquired and liabilities assumed on the acquisition date. As disclosed in Note 4, the Company has recorded goodwill primarily from its acquisition of Coolbet. Goodwill is not amortized, but rather is reviewed for impairment annually (as of October 1st) or more frequently if facts or circumstances indicate that it is more-likely-than-not the fair value of a reporting unit may be below its carrying amount.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Acquired in-process technology consists of a proprietary technical platform. The Company reviews the in-process technology for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the in-process technology efforts are completed. When completed, the developed technology will be amortized over its estimated useful life based on an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The integrated technology is expected to be completed in the fourth quarter of 2022.

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

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting and other direct and incremental fees and costs related to the Company’s public offerings, are deferred in the period in which the offering is deemed probable. These costs were offset against such proceeds received from the offerings upon the closing of the offering (refer to Note 10 – Shareholders’ Equity).

Business Combinations

Business combinations are accounted for using the acquisition method at the acquisition date, which is the date on which control is transferred to the Company. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value. Identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree is recognized at their acquisition-date fair values at the acquisition date. The excess of the consideration transferred over the fair value of the net identifiable assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred within general and administrative expense.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Legal Contingencies and Litigation Accruals

On a quarterly basis, the Company assesses potential losses in relation to pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent which may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, the Company’s financial results will increase or decrease accordingly.

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, and Malta. The Company records an income tax expense (benefit) for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if management believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately provided for uncertain tax positions, no assurance can be given that the final tax outcome of these matters would not be materially different. Adjustments are made when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The Company recognizes penalties and interest related to income tax matters in income tax expense.

Segments

The Company operates in two operating segments, B2B and B2C. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess the Company’s performance. The Company’s CODM is the Chief Executive Officer. The CODM allocates resources and assesses performance based upon discrete financial information at the operating segment level.

Reclassifications of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, due to the Coolbet acquisition in 2021, the Company reclassified certain balances that were previously presented in separate balance sheet captions to other current assets, other assets, accrued expenses, other current liabilities and other liabilities in the consolidated balance sheet as of December 31, 2020. These reclassifications had no impact on previously disclosed amounts for current assets, current liabilities, total assets and total liabilities.

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to measure and recognize contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value on the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, and should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company will apply the amended guidance on a prospective basis to business combinations that occur on or after January 1, 2023.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 4 — ACQUISITIONS

Acquisition of Vincent Group p.l.c.

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Coolbet”). The business was acquired for a purchase price of $218.1 million, after the final working capital adjustment and excluding acquisition related costs. The cash portion of the purchase price was funded from proceeds received from issuance of ordinary shares in the Company’s follow-on offering in December 2020 and available cash on hand. The Company acquired Coolbet to take advantage of Coolbet’s user interface and proprietary technical platform, to quickly integrate and offer a proprietary sportsbook offering to land-based casino operators in the U.S. The Company intends to continue to operate in the U.S. solely as a B2B provider to casinos and other operators. The addition of a proprietary sports betting engine will give the Company the ability to offer a “one-stop” solution to U.S. retail casino operators, while at the same time preserving the flexibility to incorporate third-party solutions when specified. The Company expects that its technology platform and expansive library of proprietary and third-party gaming content should enable it to add additional casino gaming content and platform support for the Company’s B2C offering in Northern Europe, Latin America and Canada.

The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair value of the consideration transferred:

Cash paid to Vincent Group shareholders	$111,168
Restricted ordinary shares issued to Vincent Group shareholders(1)	106,683
Replacement equity-based awards to holders of Vincent Group equity-based awards(2)	297
Total	$218,148

(1)	The share consideration represents 5,260,516 ordinary shares issued to Vincent Group shareholders multiplied by the Company’s share price of $20.28 on the acquisition date.

(2)	The replacement equity-based awards consist of options to purchase 67,830 shares of the Company’s ordinary shares. In accordance with the applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the acquisition, while the fair value of the replacement awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of the replacement equity-based awards was estimated using the Black-Scholes option pricing model utilizing various assumptions. The vesting terms and conditions of the unvested options were replaced with terms identical to those of the original awards.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:

Cash	$18,714
Prepaid expenses and other current assets	1,512
Property and equipment	343
Operating lease right-of-use assets	416
Intangible assets	50,570
Other assets	73
Accounts payable	(1,182)
Liabilities to users	(5,373)
Other current liabilities	(2,097)
Operating lease liabilities	(167)
Deferred income taxes	(2,373)
Noncurrent operating lease liabilities	(231)
Total identifiable net assets	60,205
Goodwill	157,943
$218,148

Identifiable intangible assets acquired as part of the acquisition, including their respective expected useful lives, were as follows:

	Estimated useful life (in years)	Fair Value
Developed technology	3	$29,600
In-process developed technology	—	8,800
Customer relationships	3	5,900
Trade names and trademarks	10	5,800
Gaming licenses	various	470
		$50,570

The Company accounted for the acquisition of Coolbet using the acquisition method. The acquisition is treated as a stock purchase. The goodwill is primarily attributable to the expected incremental revenue and profit to be derived from the Company’s introduction of Coolbet’s sports betting engine technology and intellectual technology to B2B customers in the U.S. and the assembled workforce of Coolbet. The Company intends to offer the Coolbet sports betting engine and associated capability to existing and new customers alongside its existing internet gaming system, as a complete turnkey solution or as an alternative sports betting engine to those currently relied upon by customers. Goodwill recognized in the acquisition is not deductible for tax purposes.

In the third quarter of 2021, an adjustment to increase goodwill by $50 was made to the initial amounts recorded, which relates to additional consideration paid by the Company to the seller as part of the final working capital adjustment. Additionally, there was a net adjustment to decrease goodwill by $2,092 and increase to the values assigned to the intangible assets by $2,200, comprised of a $1,500 increase to developed technology, $400 increase to in-process developed technology and a $300 increase to customer relationships, and a resulting increase to deferred tax liabilities of $108. The changes in the value of the intangible assets resulted in an increase in amortization expense of $591 during the year ended December 31, 2021. In the fourth quarter of 2021, a net adjustment was made to increase goodwill by $300 and increase certain estimated employer liabilities.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Giving effect to these adjustments, the Company recorded a net deferred income tax liability of $2,373 related to the intangible assets recorded in the acquisition accounting. Goodwill of $159,685 was recorded at the time of acquisition and was adjusted to $157,643 during the third quarter of 2021 and subsequently adjusted to $157,943 during the fourth quarter of 2021. Goodwill arising from the acquisition has been assigned to the Company’s B2C and B2B segments. The Company expects the B2B segment to benefit from the synergies of the combination. Following the acquisition, Coolbet’s operations are reported in the B2C segment. Refer to Note 16 for the revenue and segment results of Coolbet since the acquisition date.

The Company incurred total acquisition-related costs of $1,309, of which $290 were recorded during the year ended December 31, 2021. The remaining costs were incurred in 2020.

Acquisition of Silverback Gaming Limited

On December 8, 2021, the Company completed the acquisition of Silverback Gaming Limited (“Silverback Gaming”) for cash consideration of $270. Silverback Gaming is a start-up software company that develops online casino slot games. The Company’s strategy was to acquire the start-up business to obtain the skilled workforce and launch a content studio. Silverback Gaming had minimal assets and liabilities and therefore, the Company recorded goodwill of $270 on the acquisition date. Goodwill arising from the acquisition is deductible for tax purposes. The selling shareholders became employees of the Company and were issued 51,654 restricted shares under a share-based compensation arrangement. The restricted shares vest one-third on the acquisition date and one-third on each the first and second anniversary dates.

Pro Forma Operating Results

The operating results of Coolbet have been included in the consolidated financial statements, beginning on January 1, 2021. The following unaudited pro forma information presents the consolidated financial information as if the Coolbet acquisition had occurred on January 1, 2020. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as amortization expense resulting from the intangible assets acquired, share-based compensation related to unvested replacement awards and an adjustment to reflect the Company’s income tax rate. Acquisition costs of $1,309 are also included as a nonrecurring charge. Such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2020 or of the results that may occur in the future.

Year Ended December 31, 2020
Revenue	$68,952
Net loss	(27,760)
Loss per share, basic and diluted	(0.86)

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the consolidated balance sheets at December 31, 2021 and 2020 and consisted of the following:

	Estimated	December 31,
	Useful Life	2021	2020
Fixtures, fittings and equipment	3-5 years	$2,935	$1,277
Platform hardware	5 years	2,054	1,534
Total property and equipment, cost		4,989	2,811
Less: accumulated depreciation		(2,444)	(1,491)
Total		$2,545	$1,320

Depreciation expense related to property and equipment was $989 and $278 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Capitalized software development costs	$26,127	$26,507
Development in progress	5,910	2,641
Total capitalized software development, cost	32,037	29,148
Less: accumulated amortization	(17,607)	(22,500)
Total	$14,430	$6,648

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

At December 31, 2021, development in progress primarily represents costs associated with new proprietary content, enhancements to the B2B software platform, and the development of GAN Sports. The GAN Sports B2B sportsbook technology is expected to be placed in service in the fourth quarter of 2022.

Amortization expense related to capitalized software development costs was $3,443 and $2,729 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2021 were as follows:

	B2B	B2C	Total
Balance at January 1, 2021	$—	$—	$—
Goodwill acquired in Coolbet acquisition (Note 4)	67,547	92,138	159,685
Goodwill acquired in Silverback Gaming acquisition (Note 4)	270	—	270
Reallocation of goodwill (1)	10,859	(10,859)	—
Measurement period adjustments (Note 4)	(856)	(886)	(1,742)
Effect of foreign currency translation	(5,590)	(6,481)	(12,071)
Balance at December 31, 2021	$72,230	$73,912	$146,142

(1)	During the third quarter of 2021, the preliminary allocation of goodwill was refined to allocate the goodwill between the segments based on each reporting unit’s estimated relative enterprise value, and their respective acquired assets and assumed liabilities. The acquired assets include intangible assets that are expected to be used within the Company’s B2C and B2B segments.

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	December 31, 2021
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$27,390	$(9,130)	$18,260
In-process technology	—	8,142	—	8,142
Customer relationships	3.0 years	5,460	(1,820)	3,640
Trade names and trademarks	10.0 years	5,699	(882)	4,817
Gaming licenses	6.4 years	2,219	(1,185)	1,034
		$48,910	$(13,017)	$35,893

	Weighted	December 31, 2020
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	3.0 years	$343	$(343)	$—
Gaming licenses	5.3 years	1,366	(898)	468
		$1,709	$(1,241)	$468

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In-process technology consists of a proprietary technical platform (refer to Note 4 – Acquisitions). The integrated technology is expected to be completed and placed in service in the fourth quarter of 2022, after which it will be amortized over its estimated useful life.

Amortization expense related to intangible assets was $12,289 and $128 for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
2022	$11,835
2023	11,779
2024	656
2025	643
2026	588
Thereafter	10,392

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Content license fees	$2,402	$1,984
Sales taxes	1,400	756
Income taxes	245	17
Other	622	606
Total	$4,669	$3,363

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
	2021	2020
Revenue share due to SIM customers	$2,171	$2,520
Operating lease liabilities	472	262
Contract liabilities	261	1,083
Other	247	202
Total	$3,151	$4,067

Revenue share due to SIM customers represents the fees collected for in-game virtual purchases made by end-user players which are due to the customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 10 — SHAREHOLDERS’ EQUITY

Incorporation of GAN Limited and Share Exchange

GAN Limited was incorporated in Bermuda on December 13, 2019. On December 18, 2019, GAN Limited issued and sold 10,000 ordinary shares to the Chief Executive Officer of the Parent for consideration of $100, which shares were repurchased for the same price upon the completion of the Share Exchange as discussed below.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As previously discussed in Note 1 – Nature of Operations and Note 2 – Basis of Presentation, each shareholder of GAN plc, agreed to exchange four ordinary shares for issuance of one ordinary share of the Parent plus a pro rata portion of an aggregate $2,525 (£2,004 or 2.32 pence per share) in cash. Immediately subsequent to the Share Exchange, GAN Limited shareholders held the same economic interest as they had in GAN plc prior to the Share Exchange. Holders of share options in GAN plc also received reciprocal share options, as applicable, in GAN Limited. Refer to Note 11 – Share-based Compensation.

Also, in connection with the Share Exchange, the Board of Directors adopted a bonus program, providing for additional fees to all directors, in their capacities as such, upon the successful completion of the Share Exchange and an U.S. initial public offering. The directors had the option to receive all or any portion of their awards in restricted shares or cash. The total award was paid in cash in 2020, which totaled $608.

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

On December 21, 2020, GAN Limited issued and sold 6,790,956 of ordinary shares in a follow-on public offering. The public offering price per share was $15.50 per share. The Company received proceeds of $98,541 from the offering, after deducting the underwriters’ discounts and commissions of $5,818 and other offering expenses of $901. The follow-on offering also included the sale of 383,500 ordinary shares by the selling shareholders, giving effect to the exercise of 163,500 options to purchase ordinary shares. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders other than the $214 in proceeds from the exercise of share options.

During the year ended December 31, 2021 and 2020, the Company issued an aggregate of 289,480 and 927,667 ordinary shares for the exercise of share options for gross proceeds of $855 and $2,474, respectively.

On January 1, 2021, the Company issued 5,260,516 ordinary shares to the previous shareholders of Coolbet. Refer to Note 4 – Acquisitions.

2021 Share Repurchase Program

On November 30, 2021, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to an aggregate of $5.0 million of the Company’s outstanding ordinary shares on the NASDAQ Capital Market. The Company may purchase the ordinary shares at the prevailing market price at the time of purchase. The Company is not obligated to acquire any particular number of shares and repurchases may be suspended or terminated at any time. The share repurchase program will expire on May 31, 2022. As of December 31, 2021, there were no shares repurchased under this program.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 11 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At December 31, 2021, the 2020 Plan provided for grants of up to 5,865,414 ordinary shares and there were 200,184 ordinary shares available for future issuance under the 2020 Plan.

Share Options

Share option awards are granted with an exercise price equal to the fair market value of the Company’s ordinary shares on the date of grant. Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years.

During the year ended December 31, 2021 and 2020, the Board of Directors approved the issuance of options to purchase 1,730,310 and 1,350,700 ordinary shares, respectively, to employees under the 2020 Plan.

In addition, in accordance with the acquisition agreement, the Company issued 67,830 replacement share option awards to continuing employees of Coolbet. The fair value of the replacement share options is recognized ratably over the remaining service period, ranging from one to three years.

A summary of the share option activity as of and for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,061,859	$8.06	8.50	$37,410
Granted	1,798,140	21.62
Exercised	(289,480)	2.93
Forfeited/expired or cancelled	(432,304)	21.34
Outstanding at December 31, 2021	4,138,215	$13.05	8.05	$11,229
Options exercisable at December 31, 2021	2,005,666	$5.38	7.17	$10,730

The Company recorded share-based compensation expense related to share options of $6,184 and $5,883 for the years ended December 31, 2021 and 2020, respectively. Such share-based compensation expense for the year ended December 31, 2021 and 2020 was recorded net of $235 and $56, respectively, that was recorded in capitalized software development costs. Additionally, the share-based compensation expense for the year ended December 31, 2020 included $3,881 from the acceleration of vesting of awards upon the Company’s initial public offering. At December 31, 2021, there was total unrecognized compensation cost of $18,567 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The weighted average grant date fair value of options granted was $11.49 and $9.47 for the years ended December 31, 2021 and 2020, respectively. The grant date fair value of each share option grant was determined using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Expected share price volatility	58.84%	65.80%
Expected term (in years)	4.80	4.90
Risk-free interest rate	0.74%	0.32%
Dividend yield	0%	0%

The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled.

Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

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

In 2020, the Company recorded a liability for social and income taxes related to certain unexercised legacy options at the time of the Share Exchange. The Company accounted for the required cash payment as a cash-settled share-based compensation transaction. The related liability for the future cash payment related to employee and employer taxes on outstanding unexercised legacy share options of $291 and $826 at December 31, 2021 and 2020, respectively, is recorded in accrued compensation and benefits in the consolidated balance sheets. The Company recorded an expense (benefit) of $(519) and $3,364 related to these share options during the years ended December 31, 2021 and 2020, respectively.

Restricted Share Units

Restricted share units are issued to non-employee directors and employees. For those share-settled restricted share units, the fair value of restricted share units is valued based on fair market value of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the vesting period.

In March 2021, the Board of Directors approved the issuance of 10,358 restricted share units to its non-employee directors. The restricted share units vest over one year from the date of grant with 25% vesting per quarter.

In October 2021, the Board of Directors approved the issuance of 24,500 restricted share units to its non-employee directors, of which 7,000 restricted share units vested on December 31, 2021. The remaining 17,500 restricted share units vest one year from the grant date.

In October and November 2021, the Board of Directors approved the issuance of 84,050 restricted share units to employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date.

In December 2021, the Board of Directors approved the issuance of 267,590 restricted share units to employees. The restricted share units vest one year from the grant date.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In December 2021 the Company modified all outstanding restricted stock units held by three of its non-employee directors to withhold a portion of the restricted stock units upon vesting in order to remit a cash payment to the directors equal to their tax expense incurred upon vesting. The Company is not statutorily obligated to withhold taxes for non-employee directors and the modification resulted in a change in classification of the outstanding restricted stock units from equity-classified to liability-classified awards. The modification did not result in any incremental compensation cost at the date of modification. In December 2021, 9,590 restricted stock units held by the Company’s non-employee directors vested and the Company repurchased 3,627 of the shares to cover the tax expense incurred by the directors. At the settlement date the Company recognized $55 in additional paid-in capital related to the restricted share activity in the consolidated statements of changes in shareholders’ equity. At December 31, 2021, the Company recognized a liability for outstanding and nonvested restricted stock units held by non-employee directors of $27 and has recognized $33 payable to the directors for the taxes on vested options. The liabilities are recorded in accrued compensation and benefits in the consolidated balance sheets.

The Company recorded share-based compensation expense related to restricted share units of $621 for the year ended December 31, 2021. At December 31, 2021, there was total unrecognized compensation cost of $3,594 related to nonvested restricted share units The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of the restricted share units that vested during the year ended December 31, 2021 was $360.

A summary of the restricted share unit activity as of and for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	386,498	11.23
Vested	(17,358)	20.74
Forfeited/expired or cancelled	—	—
Outstanding at December 31, 2021	369,140	$10.78

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

In June 2020, the Board of Directors approved the issuance of 93,680 restricted share awards to the Chief Executive Officer and non-employee directors. The restricted share awards vested in June 2021, one year from the date of grant. The restricted share awards were issued with a grant date fair value of $18.19 per share.

In December 2021, the Company issued 51,654 restricted ordinary shares to the selling shareholders of Silverback Gaming. The restricted share awards vest one-third on the acquisition date and one-third on each the first and second anniversary dates. The restricted share awards were issued with a grant date fair value of $9.68 per share.

The Company recorded share-based compensation expense related to restricted share awards of $951 and $934 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, there was total unrecognized compensation cost of $319 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of the restricted share awards that vested during the year ended December 31, 2021 was $1,871.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Employee Bonuses Issued in Shares

In 2021, the Company entered into agreements with certain executive employees which allowed for a portion, or all, of their annual bonus to be paid in the form of the Company’s shares. The Company will settle approximately $1,053 of the total bonus by issuing a variable number of shares based on the stock price at the time of settlement. The Company recorded share-based compensation expense related to the portion of bonus which will be settled in shares of $899 for the year ended December 31, 2021. The Company accounts for the share-based compensation as a liability-classified award and the related liability is recorded in accrued compensation and benefits in the consolidated balance sheet at December 31, 2021.

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

NOTE 12 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $614 and $345 for the years ended December 31, 2021 and 2020, respectively.

NOTE 13 — OTHER (INCOME) LOSS,NET

Other (income) loss, net consisted of the following:

	Year Ended December 31,
	2021	2020
Interest expense (1)	$2	$395
Interest income	(32)	(3)
Other income	(378)	—
Total other (income) loss, net	$(408)	$392

(1)	Interest expense includes interest on a related party loan of $385 during the year ended December 31, 2020. Refer to Note 19 – Related Party Transactions.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 14 — LOSS PER SHARE

Loss per ordinary share, basic and diluted, are computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Potentially dilutive securities consisting of certain share options, nonvested restricted shares and restricted share units were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Year Ended December 31,
	2021	2020
Share options	4,138,215	3,061,859
Restricted shares	34,436	93,680
Restricted share units	369,140	—
Total	4,541,791	3,155,539

NOTE 15 — REVENUE

The following table reflects revenue recognized for the years ended December 31, 2021 and 2020 in line with the timing of transfer of services:

	Year Ended December 31,
	2021	2020
Revenue from services delivered over time	$40,926	$31,715
Revenue from services delivered at a point in time	83,237	3,444
Total	$124,163	$35,159

During the year ended December 31, 2021, revenue recognized at a point in time was $83,237, of which $78,594 related to gaming revenue and $4,643 related to development services and other revenue. Revenue recognized at a point in time during the year ended December 31, 2020 were related to development services and other revenue.

Contract and Contract-Related Liabilities

The Company has four types of liabilities related to contracts with customers: (i) cash consideration received in advance from customers related to development services not yet performed or hardware deliveries not yet completed, (ii) incentive program obligations, which represents the deferred allocation of revenue relating to incentives in the online gaming operations, (iii) user balances, which are funds deposited by customers before gaming play occurs and (iv) unpaid winnings and wagers contributed to jackpots. Contract related liabilities are expected to be recognized as revenue within one year of being purchased, earned or deposited. Such liabilities are recorded in liabilities to users and other current liabilities in the consolidated balance sheets.

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Year Ended December 31,
	2021	2020
Contract liabilities from advance customer payments, beginning of the period	$1,083	$3,023
Contract liabilities from advance customer payments, end of the period(1)	1,874	1,083
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	152	2,360

(1)	Contract liabilities from advance customer payments, end of period consisted of $261 and $1,083 recorded in other current liabilities in the consolidated balance sheets at December 31, 2021 and 2020, respectively and $1,614 recorded in other liabilities in the consolidated balance sheet at December 31, 2021.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 16 — SEGMENT REPORTING

Effective January 1, 2021, the Company changed the structure of its internal organization with the acquisition of Coolbet (See Note 4), which caused the composition of its reportable segments to change. Accordingly, the Company implemented a segment reorganization in order to more closely align its segment reporting with its current operating structure. The Company’s new reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operators to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gaming. The B2C segment includes the operations of Coolbet, since January 1, 2021, develops and operates a B2C online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

The segment information has been recast to conform to the reporting structure in effect after the segment reorganization that was effective January 1, 2021. The Company has combined its previous two reportable segments, RMiG and SIM, into one reportable segment, B2B, for the year ended December 31, 2020.

Information reported to the Company’s Chief Executive Officer, the CODM, for the purpose of resource allocation and assessment of the Company’s segmental performance is primarily focused on the origination of the revenue streams. The CODM evaluates performance and allocates resources based on the segment’s revenue and gross profit. Segment gross profit represents the gross profit earned by each segment without allocation of each segment’s share of depreciation and amortization expense, sales and marketing expense, product and technology expense, general and administrative expense, interest costs and income taxes.

Summarized financial information by reportable segments for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021			2020
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$45,569	$78,594	$124,163	$35,159	$—	$35,159
Cost of revenue(1)	11,600	29,773	41,373	10,471	—	10,471
Segment gross profit	$33,969	$48,821	$82,790	$24,688	$—	$24,688

(1)	Excludes depreciation and amortization expense

During the year ended December 31, 2021, one customer in the B2B segment individually accounted for 14.8% of total revenue. During the year ended December 31, 2020, one customer in the B2B segment accounted for 42.6% of total revenue.

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Segment gross profit (1)	$82,790	$24,688
Sales and marketing	22,266	5,046
Product and technology	22,548	11,032
General and administrative(1)	48,881	24,825
Impairment	3,500	—
Depreciation and amortization	16,808	3,257
Other (income) loss, net	(408)	392
Loss before income taxes	$(30,805)	$(19,864)

(1)	Excludes depreciation and amortization expense

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Year Ended December 31,
	2021	2020
B2B:
Platform and content license fees	$36,935	$26,208
Development services and other	8,634	8,951
Total B2B revenue	45,569	35,159

B2C:
Sportsbook	34,167	—
Casino	41,652	—
Poker	2,775	—
Total B2C revenue	78,594	—
Total revenue	$124,163	$35,159

Revenue by location of the customer for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
United States	$37,791	$29,351
Europe	47,309	5,759
Latin America	32,434	—
Rest of the world	6,629	49
Total revenue	$124,163	$35,159

NOTE 17 — INCOME TAXES

GAN Limited was incorporated in Bermuda solely for the purpose of acting as the new group parent company and public vehicle for investors. GAN Limited completed the Share Exchange by which it acquired GAN plc and, on May 7, 2020, GAN Limited completed its U.S. initial public offering. Bermuda, the Company’s country of domicile, imposes no taxes on profits, income, dividends, or capital gains.

The Company’s loss before income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Domestic	$(1,555)	$(13,833)
Foreign	(29,250)	(6,031)
Loss before income taxes	$(30,805)	$(19,864)

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of income tax expense (benefit) for the year ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Current:
Domestic	$—	$—
U.S. Federal and State	494	214
Foreign	604	139
Total current expense	1,098	353
Deferred:
Domestic	—	—
U.S. Federal and State	(864)	—
Foreign	(445)	—
Total deferred expense (benefit)	(1,309)	—
Total income tax expense (benefit)	$(211)	$353

The following is a reconciliation of income taxes computed at the statutory income tax rate to the Company’s income tax expense (benefit) for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Income (loss) before income taxes multiplied by the statutory tax rate of 0%	$—	$—
Effects of tax rates in foreign jurisdictions	(5,868)	(1,102)
Share-based compensation	(434)	(1,463)
Nondeductible officers compensation	1,145	—
Valuation allowance	9,203	2,868
Unrecognized tax benefit	191	(170)
Intra-group transfer	(723)	—
Change in tax rates	(3,962)	—
Foreign withholding taxes	151	113
Other	86	107
Total income tax expense (benefit)	$(211)	$353

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$14,810	$5,049
Share-based compensation	1,567	1,383
Accruals and allowances	663	326
Other	34	99
Total deferred tax assets	17,074	6,857
Valuation allowance	(15,542)	(6,490)
Total deferred tax assets, net of valuation allowance	1,532	367

Deferred tax liabilities:
Property and equipment and intangibles	(1,879)	—
Prepayments	(506)	(280)
Other	(37)	(87)
Total deferred tax liabilities	(2,422)	(367)
Net deferred tax liabilities	$(890)	$—

The net deferred tax liability of $890 agrees to the balance sheet when considering the noncurrent deferred tax liability presented of $1,791 and the noncurrent deferred tax asset of $901 presented in other assets on the consolidated balance sheets.

At December 31, 2021 and 2020, the Company’s valuation allowance was $15,542 and $6,490, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets, such as cumulative income and losses from prior years, and make an assessment of the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on the foreign deferred tax assets that were not deemed realizable based upon the weight of the objectively verifiable negative evidence of cumulative losses over the recent three-year period.

During 2021, we increased our valuation allowance by $9,052 to $15,542 primarily due to foreign loss carryforwards that are not expected to be recognized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s forecast for growth.

At December 31, 2021 and 2020, the Company has cumulative carryforward tax losses generated of $59,240 and $26,575, respectively, which have been generated in the U.K. The net operating losses can be carryforward indefinitely.

As of December 31, 2021, the Company has not provided for deferred foreign income taxes on cumulative foreign earnings of approximately $12,093 primarily related to earnings in Estonia that are not taxed unless distributed out of the country. The unrecognized deferred tax liability associated with these earnings was approximately $1,738 as of December 31, 2021.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits — January 1	$39	$210
Additions for tax positions taken in a prior year	94	—
Additions for tax positions taken in current year	64	39
Other reductions for tax positions taken in the prior year	—	(210)
Unrecognized tax benefits — December 31	$197	$39

The liability for unrecognized tax benefits, including potential interest and penalties, were recorded within other liabilities in the consolidated balance sheets.

The Company, including its subsidiaries, files tax returns with domestic and foreign jurisdictions. The Company is subject to U.K. examinations by tax authorities for the 2019 tax year and U.S. examinations by federal and state tax authorities for years 2018 to 2020. The tax returns in Israel and Bulgaria are still within the examination window of the local tax authorities. The Company believes that it is reasonably possible that the unrecognized tax benefits will not significantly change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company’s earnings. If recognized, the total amount of unrecognized tax benefits would impact the effective tax rate.

NOTE 18 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At December 31, 2021, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia, Nevada, and Bulgaria and finance leases for equipment in hosting its software platform. At December 31, 2020, the Company’s operating lease portfolio did not include its office facilities in Estonia. The lease terms range from one to five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term.

The following table discloses the operating and finance asset and liability balances at December 31, 2021 and 2020:

		Year Ended December 31,
		2021	2020
Leases	Classification
Assets
Operating leases	Other assets(1)	$695	$577
Finance leases	Other assets(2)	109	197
Total leased assets, net		$804	$774

Liabilities
Current:
Operating leases	Other current liabilities	$472	$262
Finance leases	Other current liabilities	—	55
Non-current:
Operating leases	Other liabilities	186	313
Total lease liabilities		$658	$630

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $1,036 and $620, at December 31, 2021 and 2020, respectively.
(2)	Finance lease right-of-use assets are recorded net of accumulated amortization of $384 and $300, at December 31, 2021 and 2020, respectively.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The incremental borrowing rate is based on the Company’s credit rating based on its market valuation metrics and corporate yield curves observed for public companies with similar credit ratings.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of lease cost for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Finance lease cost (including amortization of finance lease right-of-use assets, recorded in depreciation and amortization, of $88 and $82 in 2021 and 2020, respectively, and interest on finance lease liabilities, recorded in interest expense, net, of $10 in 2020)	$88	$92
Operating lease cost (included in general and administrative)	531	566
Total lease cost	$619	$658

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
2022	$497
2023	184
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	681
Less: future interest costs	23
Present value of lease liabilities	$658

Other information related to leases as of and for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Finance lease weighted-average remaining lease term (years)	0.00	0.67
Finance lease weighted-average discount rate	—%	9.36%

Operating lease weighted-average remaining lease term (years)	1.50	2.34
Operating lease weighted-average discount rate	4.80%	4.60%

Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$533	$464
Operating cash flow from finance leases	—	10
Financing cash flows from finance leases	82	154

NOTE 19 — RELATED PARTY TRANSACTIONS

In connection with the Share Exchange and Reorganization disclosed in Note 2, the Company arranged funding of the cash consideration of the Share Exchange through a loan facility provided by the Parent’s Chief Executive Officer and his father. The loan facility provided for a minimum interest charge of £300, and any funds borrowed thereunder would have been unsecured and borne interest at 15% per annum. Such facility was available for a term of six months. Ultimately, the facility was not used, and the cash consideration of the Share Exchange was paid from the Company’s operating cash. The minimum interest charge of $385 (or £300) was paid in May 2020 and recorded in other (income) loss, net in the consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements grant the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers is committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company is required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees are paid systematically over the initial five-year terms. Additional payments could be required if the Company’s total revenue generated from the licensed content exceed certain stipulated thresholds. Under the terms of the Agreements, the Content Providers are to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded in February 2022 alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make an additional $3.0 million payment. In March, the Content Provider served the Company a demand letter notifying of its material breach of the agreement, disputing the validity of the termination. The Company asserts that all contractual obligations to the Content Provider have been relieved as a result of the termination and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the statement of operations for the year ended December 31, 2021.

The Agreement for the remaining Content Provider provides that the games software will reside and be deployed from the suppliers’ remote gaming servers. Although the Company could run the games software on its platform, the Company does not have the contractual right to take possession of the software and ownership of the software does not transfer to the Company. The Company is accounting for the hosting arrangement as service contract. Total fixed service fees under the remaining Agreement, net of payments received from the Content Provider, will be expensed ratably over the term of the Agreement commencing upon initial access to the remote gaming servers. Any variable payments required upon reaching certain revenue milestones to the Content Provider will be expensed in the period incurred. The Company received access to one of the remote gaming servers in December 2021 and expensed service fees of $0.5 million to cost of revenue in the consolidated statement of operations for the year ended December 31, 2021. At December 31, 2021, the Company had prepaid services fees of $5.1 million in other assets in the consolidated balance sheet.

The Company expects to make fixed payments totaling $10.0 million in 2022, $5.0 million in each of the years 2023 through 2025.

Chile VAT

Coolbet’s B2C casino and sports-betting platform is accessible in Chile. Since June 1, 2020, foreign digital service suppliers that provide services to individuals in Chile have been required to register for value-added tax (VAT) purposes. In December 2021, the Chilean Tax Administration issued a general resolution as a response to another iGaming platform operator stating the Tax Administration’s position that fees paid by users for entertainment services provided through online gaming and betting platforms are subject to VAT in Chile. Comprehensive legislation for online gambling was filed in Chile’s Chamber of Deputies on March 7, 2022, which would allow for an unlimited number of licenses to be granted by Chile’s national casino gaming authority. The Company will continue to engage with the Chilean Tax Administration on the VAT matter while monitoring the status of the proposed online gambling legislation. The Company does not believe a liability is probable as the application of VAT on customer deposits would be unreasonable due to the nature of Coolbet’s operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 21 — SUBSEQUENT EVENTS

On January 27, 2022, the Company served a termination notice to a Content Provider as certain conditions precedent associated with the certification of their remote gaming server had not been satisfied pursuant to the terms of the agreement in the period ended December 31, 2021. See Note 20 for further discussion.

On April 5, 2022, the Company amended and restated its arrangement with a separate Content Provider. In accordance with the restated arrangement, the Company obtained the contractual right to lease the remote gaming servers from the Content Provider for the duration of the arrangement and amended other commercial terms. The total fixed fees remaining under the arrangement total $25.0 million, of which $10.0 million is due in 2022, and $5.0 million in each of the years 2023 through 2025. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated thresholds.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

Material weaknesses were identified in the Company’s internal control over financial reporting for the year ended December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

During the course of management’s year-end procedures, the Company examined employee costs attributed to capitalized software development costs, net and concluded that certain time previously evaluated as capitalizable was not a direct cost of software development and accounted for inconsistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, concluding the services are not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. Accordingly, management undertook a review of the cost capitalization and revenue recognition errors. The Company also identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed.

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

The Company’s management and audit committee of the board of directors also determined that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness.

Remediation Plans

We are evaluating measures to remediate the identified material weaknesses. These measures include formalizing and documenting its policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process. We also expect to implement appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights.

We intend to continue to take steps to remediate the material weakness described above and further evolving our accounting processes, controls, and reviews. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and because of the material weaknesses identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 31, 2021, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2022 Annual Meeting of Shareholders (the “proxy statement”), all of which is incorporated by reference: “Directors;” “Executive Officers;” “Corporate Governance;” “Additional Information - Delinquent Section 16(a) Reports;” and “Director Nominations and Shareholder Proposals for Inclusion in GAN Limited’s 2023 Proxy Materials.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Executive Officers - Summary Compensation Table, Narrative Disclosure to Summary Compensation Table, Outstanding Equity Awards and Year End;” Directors - Director Compensation Table.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Additional Information - Equity Compensation Plan Information, Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Corporate Governance - Review and Approval of Related Party Transactions” and “Corporate Governance - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Additional Matters - Report of the Audit Committee.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of GAN Limited are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms (Grant Thornton LLP: PCAOB ID No. 248), (BDO LLP: London, United Kingdom: PCAOB ID No. 1295)

Consolidated Balance Sheets – As of December 31, 2021 and 2020

Consolidated Statements of Operations – For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Loss – For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted as they are not required.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.2	GAN Limited Employee Stock Purchase Plan		DEF 14A	Exhibit A	June 10, 2021
4.3	Description of Securities	X
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan – Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan – Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan – Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan – Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020
10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	Facility Agreement dated March 6, 2020 with Dermot F. Smurfit and Dermot S. Smurfit		F-1	10.5	April 17, 2020
10.5+	GAN Limited Employee Stock Purchase Plan		F-1	10.5	December 7, 2020
10.6+	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021

10.7+	Employment Agreement with Karen Flores		10-K	10.7	March 31. 2021
10.8+	Employment Agreement with Donald Ryan		10-K	10.8	March 31, 2021
10.9+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Option Plan		S-8	4.3.5	February 12, 2021
10.9.1+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Plan Option Agreement		S-8	4.3.6	February 12, 2021
10.9.2+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan Option Agreement		S-8	4.3.7	February 12, 2021
10.12.3+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan (EMI)		S-8	4.3.8	February 12, 2021
10.13+	Executive Employment Agreement, between the Company and Sylvia Tiscareño, dated December 19, 2021		8-K	10.2	December 22, 2021
10.14+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2022	X
16.1	Letter of BDO LLP dated April 16, 2021		8-K	16.1	April 16, 2021
16.2	BDO USA’s letter addressed to the U.S. Securities and Exchange Commission dated June 11, 2021		8-K	16.1	June 15, 2021
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of BDO LLP, Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	X

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
Dermot S. Smurfit Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Dermot S. Smurfit and Karen E. Flores as his or her true and lawful attorney and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DERMOT S. SMURFIT	Chief Executive Officer (Principal Executive Officer)	April 15, 2022
Dermot S. Smurfit

/s/ KAREN E. FLORES	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2022
Karen E. Flores

/s/ SEAMUS MCGILL	Director	April 15, 2022
Seamus McGill

/s/ MICHAEL SMURFIT JR.	Director	April 15, 2022
Michael Smurfit Jr.

/s/ DAVID GOLDBERG	Director	April 15, 2022
David Goldberg

/s/ SUSAN BRACEY	Director	April 15, 2022
Susan Bracey

