Form 10-Q
period 2022-03-31
GAN Ltd
filed 2022-05-16
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At May 9, 2022, there were 42,283,108 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$33,583	$39,477
Accounts receivable, net of allowance for doubtful accounts of $100 and $120 at March 31, 2022 and December 2021, respectively	7,840	8,110
Prepaid expenses	4,248	3,498
Other current assets	3,515	3,337
Total current assets	49,186	54,422

Capitalized software development costs, net	16,412	14,430
Goodwill	143,116	146,142
Intangible assets, net	32,287	35,893
Other assets	9,691	10,023
Total assets	$250,692	$260,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,775	$5,268
Accrued compensation and benefits	7,936	10,961
Accrued expenses	4,468	4,669
Liabilities to users	8,821	8,984
Other current liabilities	3,024	3,151
Total current liabilities	30,024	33,033

Deferred income taxes	1,754	1,791
Other liabilities	1,880	2,049
Total liabilities	33,658	36,873

Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,253,108 and 42,250,743 shares issued and outstanding at March 31, 2022 and December 2021, respectively	422	422
Additional paid-in capital	321,311	319,551
Accumulated deficit	(80,859)	(76,360)
Accumulated other comprehensive loss	(23,840)	(19,576)
Total shareholders’ equity	217,034	224,037
Total liabilities and shareholders’ equity	$250,692	$260,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue	$37,494	$27,118

Operating costs and expenses
Cost of revenue(1)	11,700	8,719
Sales and marketing	6,098	4,101
Product and technology	8,954	5,243
General and administrative(1)	9,392	10,009
Restructuring	1,059	—
Depreciation and amortization	4,413	3,994
Total operating costs and expenses	41,616	32,066
Operating loss	(4,122)	(4,948)
Other (income) loss, net	(9)	1
Loss before income taxes	(4,113)	(4,949)
Income tax expense	386	661
Net loss	$(4,499)	$(5,610)

Loss per share, basic and diluted	$(0.11)	$(0.13)

Weighted average ordinary shares outstanding, basic and diluted	42,252,661	41,986,083

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Net loss	$(4,499)	$(5,610)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4,264)	(9,478)
Comprehensive loss	$(8,763)	$(15,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	444
Restricted share activity	2,365	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$(80,859)	$(23,840)	$217,034

	Ordinary Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	(5,610)	—	(5,610)
Foreign currency translation adjustments	—	—	—	—	(9,478)	(9,478)
Share-based compensation	—	—	1,632	—	—	1,632
Issuance of ordinary shares as partial consideration in Coolbet acquisition	5,260,516	53	106,630	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition	—	—	297	—	—	297
Issuance of ordinary shares upon exercise of share options	108,222	1	314	—	—	315
Balance at March 31, 2021	42,004,100	$419	$312,715	$(51,376)	$(12,355)	$249,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(4,499)	$(5,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	4,082	3,755
Depreciation on property and equipment and finance lease right-of-use assets	331	239
Share-based compensation expense	1,222	1,632
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	237	(5,334)
Prepaid expenses	(670)	(90)
Other current assets	(267)	(730)
Other assets	238	97
Accounts payable	591	(2,093)
Accrued compensation and benefits	(2,885)	(43)
Accrued expenses	(148)	1,528
Liabilities to users	22	1,808
Other current liabilities	(183)	—
Other liabilities	(95)	305
Net cash used in operating activities	(2,024)	(4,536)

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	—	(92,404)
Expenditures for capitalized software development costs	(3,543)	(1,762)
Purchases of gaming licenses	(16)	(34)
Purchases of property and equipment	(429)	(426)
Net cash used in investing activities	(3,988)	(94,626)

Cash Flows From Financing Activities
Payments of offering costs	—	(604)
Proceeds from exercise of share options	—	315
Net cash used in financing activities	—	(289)

Effect of foreign exchange rates on cash	118	(1,018)

Net decrease in cash	(5,894)	(100,469)
Cash and cash equivalents, beginning of period	39,477	152,654
Cash and cash equivalents, end of period	$33,583	$52,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On January 1, 2021, the Company acquired all of the outstanding shares of Vincent Group p.l.c. (“Vincent Group”), a Malta public limited company doing business as “Coolbet”. Coolbet is a developer and operator of an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

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

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in “Note 3 – Summary of Significant Accounting Policies” of its 2021 Form 10-K. In addition to repeating some of these significant accounting policies, the Company has added certain new significant accounting policies during the three months ended March 31, 2022, as described below.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain of $867 and $46 for three months ended March 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. At March 31, 2022, the Company held cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $31.7 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

Risks and Uncertainties – COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic, which was declared a national emergency in the United States in March 2020, significantly impacted the economic conditions and financial markets around the world.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Although more normalized activities have resumed, the ultimate impact of the pandemic on the Company’s future operating results is unknown and will depend, in part, on the length of time COVID-19 disruptions exist and the subsequent behavior of players after restrictions are fully lifted. A recurrence of COVID-19 cases or an emergence of additional variants could adversely impact the Company’s future financial results if suspension or cancellation of sporting events or closure of land-based casinos were to follow. The Company has considered the impact of COVID-19 on its accounting policies, judgments and estimates as part of the preparation of these condensed consolidated financial statements and has not identified additional items to disclose as a result.

Additionally, management and the Board of Directors are monitoring the impacts of COVID-19 on the Company’s operations and have not identified any major operational challenges through the date of issuance of these condensed consolidated financial statements.

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

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customer in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is billed monthly with the amount due generally thirty days from the date of the invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer. The Company’s internet gaming system, game content, support and marketing services are provided equally throughout the term of the contract. These services are made up of a daily requirement to provide access and use of the internet gaming system and support services to the customer over a period of time, as well as to provide marketing services, and not a specified amount of services. The series of distinct services represents a single performance obligation that is satisfied over time.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned at a point in time, upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the Company receives fees for the purchases of in-game virtual credit made by end-users and remits payment to the SIM customer for their share of the SIM revenues. At March 31, 2022 and December 31, 2021, the Company has recorded a liability due to its customers for their share of the fees of $1,622 and $2,171, respectively, within other current liabilities in the condensed consolidated balance sheets.

The Company uses third-party content providers in supplying game content in its performance of providing game content on its platform to its customers. A customer has access to the Company’s propriety and licensed game content and additionally, the customer can direct the Company to procure third-party game content on its behalf. The Company has determined it acts as the principal for providing the game content when the Company controls the game content, and therefore presents the revenue on a gross basis in the condensed consolidated statements of operations. When the customer directs the Company to procure third-party game content, the Company determined it is deemed an agent for providing such game content, and therefore, records the revenue, net of the costs of content license fees, in the condensed consolidated statements of operations.

The Company also provides ongoing development services involving updates to the RMiG platforms for enhanced functionality or customization. Ongoing development services are typically billed monthly, at a daily rate, for services performed. Revenue from RMiG platform development services are considered additional distinct promises to the customer as they access the platform in a single-tenant architecture, the added features provide new, discrete capabilities independent of the original features and provide independent value to the customer. Revenue is recognized over time as the Company performs the services. Revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. As the performance obligation relates to the provision of development services over time, this method best reflects the transfer of control as the Company performs. In customer contracts that require a portion of the consideration to be received in advance, at the commencement of the contract, such advance payment is initially recorded as a contract liability.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Company generates revenue from time to time from the licensing of its U.S. patent, which governs the linkage of on-property reward cards to their counterpart internet gaming accounts together with bilateral transmission of reward points between the internet gaming technology system and the land-based casino management system present in all U.S. casino properties. The nature of the promise in transferring the license is to provide a right to use the patent as it exists. The Company does not have to undertake activities to change the functionality of the patent during the license period and the license has significant stand-alone functionality. Therefore, the Company recognizes the revenue from the license of the patent at the point in time when control of the license is transferred to the customer. Control is determined to transfer at the point in time the customer is able to use and benefit from the license.

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

Revenue from Gaming Operations

The Company operates the B2C gaming site www.coolbet.com outside of the U.S., which contains proprietary software and includes the following product offerings: sportsbook, poker, casino, live casino and virtual sports.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At March 31, 2022 and December 31, 2021, the related liabilities to users was $8,821 and $8,984, respectively.

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

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which generally ranges from three to five years, and are included within depreciation and amortization expense in the condensed consolidated statements of operations.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the estimated fair values of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company has recorded goodwill primarily from its acquisition of Coolbet in January 2021. Goodwill is not amortized, but rather is reviewed for impairment annually (as of October 1st) or more frequently if facts or circumstances indicate that it is more-likely-than-not the fair value of a reporting unit may be below its carrying amount.

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

If the quantitative impairment test for goodwill is deemed necessary, this quantitative impairment analysis compares the fair value of the Company’s reporting unit to its related carrying value. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down to the fair value and an impairment loss is recognized. If the fair value of the reporting unit exceeds its carrying amount, no further analysis is required. Fair value of the reporting unit is determined using valuation techniques, primarily the discounted cash flow analysis.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and concluded that they did not exist during the interim period; therefore, an interim impairment test was not performed. However, in light of the decline in share price since the Coolbet acquisition, the Company will continue to monitor events and circumstances to determine if an interim impairment test will be required prior to the annual test.

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

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three months ended March 31, 2022, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, and Malta. The Company records an income tax expense (benefit) for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 and consisted of the following:

	Estimated Useful Life	March 31, 2022	December 31, 2021

Fixtures, fittings and equipment	3-5 years	$3,146	$2,935
Platform hardware	5 years	2,038	2,054
Total property and equipment, cost		5,184	4,989
Less: accumulated depreciation		(2,689)	(2,444)
Total		$2,495	$2,545

Depreciation expense related to property and equipment was $310 and $218 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Capitalized software development costs	$28,253	$26,127
Development in progress	6,360	5,910
Total capitalized software development, cost	34,613	32,037
Less: accumulated amortization	(18,201)	(17,607)
Total	$16,412	$14,430

At March 31, 2022, development in progress primarily represents costs associated with new proprietary content, enhancements to the B2B software platform, and the development of GAN Sports. The GAN Sports B2B sportsbook technology is expected to be placed in service in the fourth quarter of 2022.

Amortization expense related to capitalized software development costs was $1,162 and $760 for the three months ended March 31, 2022 and 2021, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the three months ended March 31, 2022 were as follows:

	B2B	B2C	Total
Balance at January 1, 2022	$72,230	$73,912	$146,142
Effect of foreign currency translation	(1,529)	(1,497)	(3,026)
Balance at March 31, 2022	$70,701	$72,415	$143,116

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

		March 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$26,824	$(11,177)	$15,647
In-process technology	—	7,973	—	7,973
Customer relationships	3.0 years	5,347	(2,228)	3,119
Trade names and trademarks	10.0 years	5,580	(996)	4,584
Gaming licenses	6.5 years	2,187	(1,223)	964
		$47,911	$(15,624)	$32,287

		December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$27,390	$(9,130)	$18,260
In-process technology	—	8,142	—	8,142
Customer relationships	3.0 years	5,460	(1,820)	3,640
Trade names and trademarks	10.0 years	5,699	(882)	4,817
Gaming licenses	6.4 years	2,219	(1,185)	1,034
		$48,910	$(13,017)	$35,893

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Amortization expense related to intangible assets was $2,920 and $2,995 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2022	$8,709
2023	11,537
2024	645
2025	633
2026	579
Thereafter	10,184

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Content license fees	$2,050	$2,402
Sales taxes	1,251	1,400
Income taxes	564	245
Other	603	622
Total	$4,468	$4,669

NOTE 8 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Revenue share due to SIM customers	$1,622	$2,171
Operating lease liabilities	434	472
Contract liabilities	720	261
Other	248	247
Total	$3,024	$3,151

Revenue share due to SIM customers represents the fees collected for in-game virtual purchases made by end-user players which are due to the customers for their share of the SIM revenues generated from the Company’s platform.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 9 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At March 31, 2022, the 2020 Plan provided for grants of up to 7,559,574 ordinary shares and there were 782,847 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,138,215	$13.05	8.05	$11,229
Granted	338,280	0.07
Exercised	—	—
Forfeited/expired or cancelled	(490,041)	21.62
Outstanding at March 31, 2022	3,986,454	$10.89	7.33	$5,173
Options exercisable at March 31, 2022	2,338,814	$7.14	6.39	$3,940

The Company recorded share-based compensation expense related to share options of $383 and $1,139 for the three months ended March 31, 2022 and 2021, respectively. Such share-based compensation expense for the three months ended March 31, 2021 was recorded net of $48, which was recorded in capitalized software development costs. At March 31, 2022, there was total unrecognized compensation cost of $13,827 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.92 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the three months ended March 31, 2022, the Board of Directors approved the issuance of options to purchase 338,280 ordinary shares to employees under the 2020 Plan, including 336,280 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $6.12 and $12.86 for the three months ended March 31, 2022 and 2021, respectively.

Restricted Share Units

Restricted share units are issued to non-employee directors and employees. For equity-classified restricted share units, the fair value of restricted share units is based on fair market value of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the vesting period.

In January 2022, the Board of Directors approved the issuance of 108,720 restricted share units to employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In March 2022, the Board of Directors approved the issuance of 1,117,437 restricted share units to its employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date. Additionally, 73,446 restricted share units were granted to its non-employee directors which vest on December 31, 2022.

The Company withholds a portion of the restricted stock units granted to its non-employee directors upon vesting in order to remit a cash payment to the directors equal to their tax expense. At March 31, 2022, the Company recognized a liability for outstanding and nonvested restricted stock units held by non-employee directors of $59. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets.

The Company recorded share-based compensation expense related to restricted share units of $924 for the three months ended March 31, 2022. At March 31, 2022, there was total unrecognized compensation cost of $9,248 related to nonvested restricted share units The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the restricted share unit activity as of and for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	369,140	$10.78
Granted	1,299,603	5.44
Vested	(2,365)	9.53
Forfeited/expired or cancelled	(37,675)	9.95
Outstanding at March 31, 2022	1,628,703	$6.54

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

The Company recorded share-based compensation expense related to the restricted share awards of $42 for the three months ended March 31, 2022. At March 31, 2022, there was total unrecognized compensation cost of $277 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 1.7 years. There were no restricted share awards that vested during the three months ended March 31, 2022.

Employee Bonuses Issued in Shares

In 2021, the Company entered into agreements with certain executive employees which allowed for a portion, or all, of their annual bonus for the year ended December 31, 2021 to be paid in the form of the Company’s shares. During the three months ended March 31, 2022 the Company settled $444 of the total bonus by issuing 83,664 vested options with an exercise price of $0.01 per share. In April 2022, the Company will settle the remaining $618 bonus related to the year ended December 31, 2021 by issuing a variable number of shares based on the stock price at the time of settlement.

The Company additionally expects to pay a portion, or all, of certain employee annual bonuses for the year ended December 31, 2022 in the form of the Company’s shares. The Company expects to settle these bonuses in the first quarter of 2023. The liability and related employer taxes of $324 are recorded in accrued compensation and benefits in the condensed consolidated balance sheet at March 31, 2022.

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

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. Currently, an offering period is defined as a three-month duration commencing on or about March, June, September and December of each year. Also, one purchase period is included within each offering period. The Company plans to commence its first offering period and first purchase period in the second quarter of 2022.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 10 — LOSS PER SHARE

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

	Three Months Ended March 31,
	2022	2021
Share options	3,986,454	4,166,697
Restricted shares	34,436	93,680
Restricted share units	1,628,703	15,537
Total	5,649,593	4,275,914

NOTE 11 — REVENUE

The following table reflects revenue recognized for the three months ended March 31, 2022 and 2021 in line with the timing of transfer of services:

	Three Months Ended March 31,
	2022	2021
Revenue from services delivered over time	$13,070	$9,806
Revenue from services delivered at a point in time	24,424	17,312
Total	$37,494	$27,118

During the three months ended March 31, 2022 and 2021, revenue recognized at a point in time was $24,424 and $17,312, respectively, of which $24,424 and $14,312 related to gaming revenue, respectively, and $3,000 related to patent revenue during the prior period.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended March 31,
	2022	2021
Contract liabilities from advance customer payments, beginning of the period	$1,874	$1,083
Contract liabilities from advance customer payments, end of the period (1)	2,095	1,840
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	296	57

(1)	Contract liabilities from advance customer payments, end of period consisted of $720 and $680 recorded in other current liabilities in the condensed consolidated balance sheets at March 31, 2022 and 2021, respectively and $1,375 and $1,160 recorded in other liabilities in the condensed consolidated balance sheet at March 31, 2022 and 2021, respectively.

NOTE 12 — SEGMENT REPORTING

The Company’s reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of iSight Back Office and GameSTACK that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operators to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gaming. The B2C segment, which includes the operations of Coolbet since January 1, 2021, develops and operates a B2C online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

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

Summarized financial information by reportable segments for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$13,070	$24,424	$37,494	$12,806	$14,312	$27,118
Cost of revenue(1)	3,903	7,797	11,700	2,742	5,977	8,719
Segment gross profit	$9,167	$16,627	$25,794	$10,064	$8,335	$18,399

(1)	Excludes depreciation and amortization expense

During the three months ended March 31, 2022, one customer in the B2B segment individually accounted for 16.6% of total revenue. During three months ended March 31, 2021, two customers in the B2B segment accounted for 14.7% and 13.4% of total revenue.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Segment gross profit (1)	$25,794	$18,399
Sales and marketing	6,098	4,101
Product and technology	8,954	5,243
General and administrative(1)	9,392	10,009
Restructuring	1,059	—
Depreciation and amortization	4,413	3,994
Other (income) loss, net	(9)	1
Loss before income taxes	$(4,113)	$(4,949)

(1)	Excludes depreciation and amortization expense

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended March 31,
	2022	2021
B2B:
Platform and content license fees	$10,702	$9,184
Development services and other	2,368	3,622
Total B2B revenue	13,070	12,806

B2C:
Sportsbook	11,184	7,151
Casino	12,579	6,471
Poker	661	690
Total B2C revenue	24,424	14,312
Total revenue	$37,494	$27,118

Revenue by location of the customer for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
United States	$11,491	$10,749
Europe	12,564	11,064
Latin America	12,225	3,603
Rest of the world	1,214	1,702
Total revenue	$37,494	$27,118

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 13 — INCOME TAXES

The Company’s effective income tax rate was (9.4)% and (13.4)% for the three months ended March 31, 2022 and 2021, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three months ended March 31, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized, and limitations on the deductibilty of U.S. compensation under Internal Revenue Code Section 162(m).

NOTE 14 — RESTRUCTURING

In January 2022, we implemented a strategic reduction of our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment. As a result of this initiative, we estimate that we will incur aggregate costs of approximately $1.5 million, which are primarily related to employee severance pay and related costs. During the first quarter, we incurred $1.1 million in restructuring charges related to this plan. As of March 31, 2022, there were no unpaid restructuring charges.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded in February 2022 alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make an additional $3.0 million payment. In March, the Content Provider served the Company a demand letter notifying of its material breach of the agreement, disputing the validity of the termination. On April 25, 2022, the Content Provider served formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company asserts that all contractual obligations to the Content Provider have been relieved as a result of the Company’s termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the condensed statement of operations for the year ended December 31, 2021.

The Agreement for the remaining Content Provider provides that the games software will reside and be deployed from the suppliers’ remote gaming servers. Although the Company could run the games software on its platform, the Company does not have the contractual right to take possession of the software and ownership of the software does not transfer to the Company. The Company is accounting for the hosting arrangement as a service contract. Total fixed service fees under the remaining Agreement, net of payments received from the Content Provider, will be expensed ratably over the term of the Agreement commencing upon initial access to the remote gaming servers. Any variable payments required upon reaching certain revenue milestones to the Content Provider will be expensed in the period incurred. The Company received access to one of the remote gaming servers in December 2021 and expensed service fees of $1.5 million to cost of revenue in the condensed consolidated statement of operations for the year ended March 31, 2022. At March 31, 2022, the Company had prepaid services fees of $5.0 million in other assets in the condensed consolidated balance sheet.

The Company expects to make fixed payments totaling $10.0 million in 2022 and $5.0 million in each of the years 2023 through 2025 under the arrangement with the remaining Content Provider.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Chile VAT

Coolbet’s B2C casino and sports-betting platform is accessible in Chile. Since June 1, 2020, foreign digital service suppliers that provide services to individuals in Chile have been required to register for value-added tax (“VAT”) purposes. On September 20, 2021, the Company submitted an inquiry to the Chilean Tax Administration (“CTA”) for clarification on the basis to apply VAT. In December 2021, the CTA issued a general resolution as a response to another iGaming platform operator stating the Tax Administration’s position that fees paid by users for entertainment services provided through online gaming and betting platforms are subject to VAT in Chile. The CTA clarified its interpretation that the VAT tax rate of 19% shall be applied to “fees paid by the users”, specifically gross customer deposits on the iGaming platform. On May 13, 2022, the CTA issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. As of March 31, 2022 and through the date of filing, the Company has not received formal notification of any VAT liability due to the CTA.

Comprehensive legislation for online gambling was filed in draft form to Chile’s Chamber of Deputies on March 7, 2022, which would allow for an unlimited number of licenses to be granted by Chile’s national casino gaming authority and establish a tax with a rate of 20% applied over the gross income of an online betting platform. Registration as a licensee under the proposed legislation would require operators to establish legal entities within Chile and would restrict foreign service providers from operating within the country.

Due to the obligation being established by the governing law, a liability appears to be probable. However, the Company believes the application of VAT on gross customer deposits, as clarified by the CTA, does not represent a reasonable application of the law to the economic substance of the Company’s services. VAT calculated as currently contemplated would result in liabilities far in excess of actual earned revenues and would result in a material loss to the Company. The Company believes that utilizing net gaming revenues could be a reasonable basis of applying VAT prospectively, in advance of comprehensive legislation for online gambling and similar to current tax law on Chilean land-based casinos, as it represents the economic substance of the Company’s services. However, as there is no governing legislation that officially clarifies the use of net gaming revenues as the VAT basis for iGaming platforms, the Company has not received a response from the CTA to acknowledge net gaming revenues as an appropriate VAT basis and the Company would vigorously defend the position that net gaming revenues is the appropriate VAT basis, the Company has determined that a liability is not reasonably estimable as of March 31, 2022. If the CTA formally acknowledges the use of net gaming revenues for retrospective application, this could result in a material loss. The Company would vigorously defend any retrospective application.

The Company is assessing the implications of the May 13, 2022 resolution and will continue to engage with the CTA on the VAT matter while monitoring the status of the proposed online gambling legislation.

NOTE 16— SUBSEQUENT EVENTS

Content Provider Agreement

On April 5, 2022, the Company amended and restated its arrangement with the remaining Content Provider. In accordance with the restated arrangement, the Company obtained the contractual right to lease the remote gaming servers, take possession of the related software from the Content Provider for the duration of the arrangement, contracted with the Content Provider for a service arrangement and amended other commercial terms. The modification of the contract may result in changes to the expected expense recognition. The total fixed fees remaining under the arrangement total $25.0 million, of which $10.0 million is due in 2022, and $5.0 million in each of the years 2023 through 2025. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated thresholds.

Credit Facility

On April 26, 2022, a subsidiary of the Company entered into a fixed term credit facility (the “Credit Facility”) which provides for $30.0 million in aggregate principal amount of secured term loans with a floating interest rate of 3-month SOFR (subject to a 1% floor) + 9.5%. The Credit Facility matures on October 26, 2026 and is fully guaranteed by the Company. There are no scheduled principal payments due under the Credit Facility until maturity. The Company incurred $2.4 million in debt issuance costs in connection with the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2021 Form 10-K.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current expectations and views of future events based on certain assumptions, and include any statement that does not directly relate to a historical fact. For example, statements in this Quarterly Report on Form 10-Q may include the potential impact of the expected timing of government approvals or opening of new regulated markets for online gaming, our financial guidance and expectations or targets for our operations, anticipated revenue growth or operating synergies related to our acquisition of Coolbet, and expectations about our ability to effectively execute our business strategy and expansion goals. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” or other similar expressions.

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in these forward-looking statements. Factors that might cause such differences are described in “Item 1A. Risk Factors” in our 2021 Form 10-K and in this Quarterly Report on Form 10-Q.

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

Our net loss was $4.5 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively.

We believe that our current technology is highly scalable and can support the launch of our product offerings for new customers and in new jurisdictions. We expect to achieve profitability through increased revenues from:

●	organic growth of our existing casino operators,
●	expansion into newly regulated jurisdictions with existing and new customers,
●	margin expansion driven by the integration of Coolbet’s sports betting technology in our B2B product offerings,
●	strategically reducing our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment,
●	revenue expansion from the roll-out of our Super RGS content offering to B2C operators who are not already clients, and
●	organic growth of our B2C business in existing and new jurisdictions.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our 2021 Annual Report on Form 10-K. There have been no material changes during the periods covered by this Quarterly Report on Form 10-Q from the critical policies described in our Form 10-K.

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$37,494	$27,118	$10,376	38.3%
Operating costs and expenses
Cost of revenue(1)	11,700	8,719	2,981	34.2%
Sales and marketing	6,098	4,101	1,997	48.7%
Product and technology	8,954	5,243	3,711	70.8%
General and administrative(1)	9,392	10,009	(617)	(6.2)%
Restructuring	1,059	—	1,059	n.m.
Depreciation and amortization	4,413	3,994	419	10.5%
Total operating costs and expenses	41,616	32,066	9,550	29.8%
Operating loss	(4,122)	(4,948)	826	16.7%
Other (income) loss, net	(9)	1	(10)	n.m.
Loss before income taxes	(4,113)	(4,949)	836	16.9%
Income tax expense	386	661	(275)	(41.6)%
Net loss	$(4,499)	$(5,610)	$1,111	19.8%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended March 31,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$11,491	$10,749	30.6%	39.6%	$742	6.9%
Europe	12,564	11,064	33.5%	40.8%	1,500	13.6%
Latin America	12,225	3,603	32.6%	13.3%	8,622	n.m.
Rest of the world	1,214	1,702	3.3%	6.3%	(488)	(28.7)%
Total revenue	$37,494	$27,118	100.0%	100.0%	$10,376	38.3%

n.m. = not meaningful

Revenue

Revenue was $37.5 million for the three months ended March 31, 2022, an increase of $10.4 million from the comparable period in 2021. The increase was primarily attributable to an increase in our B2C revenues of $10.1 million driven by increased sports and casino margins and growth in active customers in Latin America.

Revenue increased across our international markets primarily as a result of our Coolbet operations, which accounted the full $8.6 million in Latin America and for $2.0 million of the increased revenues in Europe. The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $11.7 million for the three months ended March 31, 2022, an increase of $3.0 million from the comparable period in 2021. Of this increase, $1.8 million was attributable to our B2C operations’ cost of gaming revenues driven primarily by higher processing fees of $1.0 million due to increased deposit and withdrawal activity on www.coolbet.com and an increase in revenue share of $0.8 million related to growth of 54% in the number of active customers in casino games. Within our B2B segment, platform and content license fees increased $1.1 million primarily driven by a $1.5 million increase in service fees paid to a third-party content provider related to a content licensing agreement the Company entered into in the second quarter of 2021, offset by a $0.4 million decrease in royalties resulting from lower RMiG revenues in Italy.

Sales and Marketing

Sales and marketing expense was $6.1 million for the three months ended March 31, 2022, an increase of $2.0 million from the comparable period in 2021. Of the increase, $2.2 million was attributable to increased sales and marketing activities within our B2C operations’ in order to attract additional end-users. This increase was offset by a decrease of $0.1 million in sales and marketing expenses related to a reduction in personnel costs in our B2B business.

Product and Technology

Product and technology expense was $9.0 million for the three months ended March 31, 2022, an increase of $3.7 million from the comparable period in 2021, due to higher net salaries and related employee costs of $6.7 million (excluding a decrease in related share-based compensation of $2.4 million) as we ramped up our team and invested in both our B2B and B2C platforms to serve our new and existing customers.

General and Administrative

General and administrative expense decreased $0.6 million of which $1.6 million was attributable to a reduction in professional fees resulting in an ongoing effort to in-source our back-office and development functions. This decrease was offset by unfavorable foreign exchange transaction losses of $0.9 million due primarily to the movement of the British Pound relative to the U.S. Dollar.

Restructuring Expenses

Restructuring expenses were $1.1 million for three months ended March 31, 2022 related to employee severance pay and related costs as a result of a restructuring plan we implemented in January 2022. The goal of the restructuring plan is to strategically reduce our existing B2B workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment.

Depreciation and Amortization

Depreciation and amortization expense was $4.4 million for three months ended March 31, 2022, an increase of $0.4 million from the comparable period in 2021. The increase was due to the acceleration of amortization expense on intangible assets related to the expected exit of one of our customers in the B2B segment from the online casino and sports betting business in the third quarter of 2022.

Income Tax Expense

We recorded income tax expense of $0.4 million for the three months ended March 31, 2022, reflecting an effective tax rate of (9.4)%, compared to income tax expense of $0.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of (13.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended March 31, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized, and limitations on the deductibility of U.S. compensation under Internal Revenue Code Section 162(m).

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our segment results for the periods indicated:

	Three Months Ended March 31,		Percentage of Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$13,070	$12,806	100.0%	100.0%	$264	2.1%
Cost of revenue(1)	3,903	2,742	29.9%	21.4%	1,161	42.3%
B2B segment gross profit	$9,167	$10,064	70.1%	78.6%	$(897)	(8.9)%
B2C
Revenue	$24,424	$14,312	100.0%	100.0%	$10,112	70.7%
Cost of revenue(1)	7,797	5,977	31.9%	41.8%	1,820	30.5%
B2C segment gross profit	$16,627	$8,335	68.1%	58.2%	$8,292	99.5%

(1) Excludes depreciation and amortization expense n.m. = not meaningful

B2B Segment

B2B revenue increased $0.3 million primarily due to an increase in platform and content fee revenue of $1.5 million. Of this increase, new RMiG launches in the United States contributed an increase of $2.2 million during the three months ended March 31, 2022, including a new SuperRGS launch for one of our customers in Michigan in January 2022. These increases were partially offset by a $0.5 million decrease in RMiG revenues in Italy and a $0.2 million decrease in simulated gaming revenue.

Additionally, B2B development services and other revenue decreased $1.3 million, of which $3.0 million related to a decrease in patent licensing fee revenue recognized during the three months ended March 31, 2021 which did not recur during the three months ended March 31, 2022. The decrease was offset by a $1.4 million increase in development fee revenue earned in the quarter.

B2B cost of revenue increased $1.2 million primarily related to a $1.1 million increase in platform and content license fees driven by a $1.5 million increase in service fees incurred related to the content licensing agreement the Company entered into in the second quarter of 2021 with a content provider. This increase was partially offset by a $0.4 million decrease in royalties, primarily as a result of lower RMiG revenues in Italy.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, decreased by 8.9% primarily driven by patent revenue of $3.0 million which was recognized during the prior period and did not occur in the current period.

B2C Segment

B2C revenue increased $10.1 million primarily due to higher sports and casino margins and growth in our Latin American markets during the current period.

B2C cost of revenue increased $1.8 million primarily due to higher processing fees of $1.0 million due to increased deposit and withdrawal activity on www.coolbet.com and an increase in revenue share of $0.8 million related to growth of 54% in the number of active customers in casino games.

Segment gross profit for B2C, which excludes depreciation and amortization expense, increased by 99.5% primarily driven by an increase in gaming revenues and an increase in sports and casino margins for the three months ended March 31, 2022.

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

We define Adjusted EBITDA as net income (loss) before other (income) loss, net, income tax expense (benefit), depreciation and amortization, impairments, share-based compensation expense and related expense, restructuring costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net loss	$(4,499)	$(5,610)
Income tax expense	386	661
Interest (income) expense, net	(9)	1
Depreciation and amortization	4,413	3,994
Share-based compensation and related expense(1)	1,621	1,491
Restructuring	1,059	—
Adjusted EBITDA	$2,971	$537

(1) Includes $1.3 million and $1.6 million in equity-classified expense for the three months ended March 31, 2022 and 2021, respectively, and $(0.1) million and $(0.1) million in liability-classified (benefit) expense, for the three months ended March 31, 2022 and 2021, respectively. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense for the three months ended March 31, 2022 includes $0.4 million of bonus expense, inclusive of employer taxes, which will be settled in equity. Refer to Note 9 – Share-based Compensation for further details.

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

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
B2B Gross Operator Revenue (in millions)	$297.8	$214.2	$83.6	39.0%
B2B Take Rate	4.4%	6.0%	(1.6)%	N/A
B2C Active Customers (in thousands)	230	112	118	n.m.
B2C Marketing Spend Ratio	19%	14%	5%	N/A
B2C Sports Margin	7.2%	6.8%	0.4%	N/A

n.m. = not meaningful

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

The increase in Gross Operator Revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was driven primarily by expansion of existing clients into new jurisdictions, such as Pennsylvania and New Jersey, coupled with expanded legalization of RMiG and sports betting in additional U.S. states and our launch of RMiG solutions for new and existing customers in those jurisdictions, including Connecticut, West Virginia, Arizona, and Colorado. Additional increases in Michigan, New Jersey, and Pennsylvania were driven by organic growth from new and existing customers.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment net revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B net revenue is calculated by deducting the following items from B2B segment gross revenue: statutory taxes, promotional bonuses, and our B2B customer’s share defined by commercial agreements. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was driven by a growth in Gross Operator Revenue without a proportional growth in net segment revenue. This was driven by patent revenue, which is earned based on the transfer of the patent and not derived from Gross Operator Revenue, recognized in the three months ended March 31, 2021 that did not recur in the current period.

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

During the year ended December 31, 2021, we entered into a Content Licensing Agreement (the “Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceeds certain stipulated thresholds. In the event that the Agreement is terminated, actual cash outlays could be less than currently contemplated.

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

We utilized cash in investing activities of $4.0 million and $94.6 million for the three months ended March 31, 2022 and 2021, respectively. Of these activities, $92.4 million related to the acquisition of Coolbet for the three months ended March 31, 2021. Expenditures related to internally developed capitalized software represented $3.5 million and $1.8 million, respectively, property and equipment (including licenses for internal use software) represented $0.4 million in both periods.

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

Our primary source of liquidity for our working capital is cash flows generated from operations and our cash on hand of $33.6 million at March 31, 2022.

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

On April 26, 2022, a subsidiary of the Company entered into a fixed term credit facility (the “Credit Facility”) which provides for $30.0 million in aggregate principal amount of secured term loans with a floating interest rate of 3-month SOFR (subject to a 1% floor) + 9.5%. The Credit Facility matures on October 26, 2026 and is fully guaranteed by the Company. There are no scheduled principal payments due under the Credit Facility. The Company incurred $2.4 million in debt issuance costs in connection with the Credit Facility.

We cannot provide any assurance as to the availability or terms of any additional future financing that we may require to support our operations. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, or scale back our existing operations, any of which could have an adverse impact on our business and financial prospects.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Net cash used in operating activities	$(2,024)	$(4,536)	$2,512	(55.4)%
Net cash used in investing activities	(3,988)	(94,626)	90,638	(95.8)%
Net cash used in financing activities	—	(289)	289	n.m.
Effect of foreign exchange rates on cash	118	(1,018)	1,136	n.m.
Net decrease in cash	$(5,894)	$(100,469)	$94,575	(94.1)%

n.m. = not meaningful

Operating Activities

Net cash used in operating activities decreased $2.5 million primarily resulting from a decrease in net loss after adjustments to reconcile net loss to cash flows from operations of $1.1 million. The decrease in cash used in operating activities was offset by an unfavorable change in operating assets and liabilities, primarily due to payments totaling $8.5 million to third-party gambling content providers for the rights to use and distribute their online gaming content in North America.

Investing Activities

Net cash used in investing activities decreased $90.6 million primarily as a result of $92.4 million cash paid for the acquisition of Coolbet, net of cash acquired and a $1.8 million increase in spend for capitalized software development costs primarily related to product enhancements, and new features for both the B2B and B2C platforms.

Financing Activities

Net cash used in financing activities decreased by $0.3 million primarily due to option exercise activity during the three months ended March 31, 2021 that did not recur during the three months ended March 31, 2022.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

The Company’s management and audit committee of the board of directors also determined that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness. While the Company has actively begun to implement controls to remediate the material weaknesses, these weaknesses have not been resolved as of March 31, 2021.

Remediation Plans

We continue to evaluate measures to remediate the identified material weaknesses. These measures include formalizing and documenting its policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process. We also have begun to implement appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights.

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

Changes in Internal Controls Over Financial Reporting

Except for the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, both known and unknown, including those described below and in Part I, Item 1A of our 2021 Form 10-K under the heading “Risk Factors,” any of which, alone or in combination with other, could cause our actual operating results and financial condition to vary materially from past, or from anticipated future operating results or financial condition.

Our B2C operations generate a significant portion of its revenues from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets or incurring additional expenses in order to comply with any new regulatory scheme.

Our B2C operations currently generate a significant portion of its revenues in markets that currently do not have a local licensing scheme, including Latin America and Northern Europe. Certain of those markets, or other markets where we may operate in the future, are in the process of developing regulations that require registration and regulatory compliance or could do so in the near term. The adoption of regulations and licensing requirements may increase costs, reduce net gaming revenue or require us to cease operations depending on the range of unforeseen possible changes to the statutes governing online gaming in the international markets in which we currently operate.

Our B2C operations generate a significant portion of our revenue in markets where tax regulations are evolving, and could result in additional tax liabilities that could materially affect our financial condition and results of operations.

Our B2C operations currently generate a significant portion of its revenues in markets that have evolving tax legislation, including Latin America and Canada. Those markets, or other markets where we may operate in the future are actively considering or could adopt regulations that adversely affect our operations. The adoption of tax regulations may increase costs, reduce net gaming revenue or require us to cease operations depending on the range of unforeseen possible changes to the statutes governing online gaming in the international markets in which we currently operate.

Item 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited	F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited	F-1	3.2	April 17, 2020
10.1+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2021	10-K	10.14	January 19, 2022
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: May 16, 2022	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)

