Form 10-Q
period 2022-06-30
GAN Ltd
filed 2022-08-15
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(833) 565-0550

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

At August 10, 2022, there were 42,075,411 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$49,075	$39,477
Accounts receivable, net of allowance for doubtful accounts of $116 and $120 at June 30, 2022 and December 2021, respectively	11,233	8,110
Prepaid expenses	4,468	3,498
Other current assets	2,574	3,337
Total current assets	67,350	54,422

Capitalized software development costs, net	16,047	14,430
Goodwill	105,737	146,142
Intangible assets, net	52,370	35,893
Other assets	4,514	10,023
Total assets	$246,018	$260,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,268	$5,268
Accrued compensation and benefits	7,198	10,961
Accrued expenses	3,343	4,669
Liabilities to users	7,754	8,984
Other current liabilities	2,870	3,151
Total current liabilities	27,433	33,033

Deferred income taxes	1,397	1,791
Long-term debt	27,670	—
Content licensing liabilities	19,158	—
Other liabilities	1,354	2,049
Total liabilities	77,012	36,873
Commitments and contingencies (Note 17)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,075,411 and 42,250,743 shares issued and outstanding at June 30, 2022 and December 2021, respectively	420	422
Additional paid-in capital	324,833	319,551
Accumulated deficit	(120,211)	(76,360)
Accumulated other comprehensive loss	(36,036)	(19,576)
Total shareholders’ equity	169,006	224,037
Total liabilities and shareholders’ equity	$246,018	$260,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$34,967	$34,350	$72,461	$61,468

Operating costs and expenses
Cost of revenue(1)	10,463	10,356	22,163	19,075
Sales and marketing	7,267	5,480	13,365	9,581
Product and technology	5,188	4,829	14,142	10,072
General and administrative(1)	13,688	12,320	23,080	22,329
Impairment	28,861	—	28,861	—
Restructuring	712	—	1,771	—
Depreciation and amortization	6,556	4,132	10,969	8,126
Total operating costs and expenses	72,735	37,117	114,351	69,183
Operating loss	(37,768)	(2,767)	(41,890)	(7,715)
Interest expense, net	1,080	—	1,071	1
Other income	(270)	—	(270)	—
Loss before income taxes	(38,578)	(2,767)	(42,691)	(7,716)
Income tax (benefit) expense	(229)	992	157	1,653
Net loss	$(38,349)	$(3,759)	$(42,848)	$(9,369)

Loss per share, basic and diluted	$(0.91)	$(0.09)	$(1.01)	$(0.22)

Weighted average ordinary shares outstanding, basic and diluted	42,300,668	41,931,948	42,276,798	41,912,285

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(38,349)	$(3,759)	$(42,848)	$(9,369)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(12,196)	2,443	(16,460)	(7,035)
Comprehensive loss	$(50,545)	$(1,316)	$(59,308)	$(16,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	—	444
Restricted share activity	2,365	—	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$—	$(80,859)	$(23,840)	$217,034
Net loss	—	—	—	—	(38,349)	—	(38,349)
Foreign currency translation adjustments	—	—	—	—	—	(12,196)	(12,196)
Share-based compensation	—	—	2,659	—	—	—	2,659
Accrued liability settled through issuance of shares	—	—	469	—	—	—	469
Repurchases of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	125,416	1	394	—	—	—	395
Balance at June 30, 2022	42,075,411	$420	$324,833	$—	$(120,211)	$(36,036)	$169,006

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$—	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	—	(5,610)	—	(5,610)
Foreign currency translation adjustments	—	—	—	—	—	(9,478)	(9,478)
Share-based compensation	—	—	1,632	—	—	—	1,632
Issuance of ordinary shares as partial consideration in Coolbet acquisition	5,260,516	53	106,630	—	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition	—	—	297	—	—	—	297
Issuance of ordinary shares upon exercise of share options	108,222	1	314	—	—	—	315
Balance at March 31, 2021	42,004,100	$419	$312,715	$—	$(51,376)	$(12,355)	$249,403
Net loss	—	—	—	—	(3,759)	—	(3,759)
Foreign currency translation adjustments	—	—	—	—	—	2,443	2,443
Share-based compensation	—	—	2,319	—	—	—	2,319
Restricted share activity	5,178	1	(1)	—	—	—	—
Issuance of ordinary shares upon exercise of share options	6,396	—	22	—	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$—	$(55,135)	$(9,912)	$250,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(42,848)	$(9,369)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Amortization of software and intangible assets	10,265	7,624
Depreciation on property and equipment and finance lease right-of-use assets	704	502
Amortization of debt discount and debt issuance costs	95	—
Share-based compensation expense	3,678	3,951
Impairment of goodwill	28,861	—
Deferred income tax	(253)	—
Other	(101)	139
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,110)	(5,354)
Prepaid expenses	(1,029)	342
Other current assets	529	573
Other assets	2,363	97
Accounts payable	1,203	(2,094)
Accrued compensation and benefits	(3,251)	1,804
Accrued expenses	(1,147)	2,500
Liabilities to users	(546)	2,204
Other current liabilities	(359)	(959)
Other liabilities	759	1,177
Net cash (used in) from operating activities	(4,187)	3,137

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	—	(92,404)
Expenditures for capitalized software development costs	(6,302)	(5,320)
Payments for content licensing arrangements	(5,500)	(3,500)
Purchases of gaming licenses	(16)	(207)
Purchases of property and equipment	(692)	(1,093)
Net cash used in investing activities	(12,510)	(102,524)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	30,000	—
Payments of offering costs	—	(604)
Proceeds from exercise of share options	396	337
Principal payments on finance leases	—	(54)
Repurchases of ordinary shares	(1,006)	—
Payment of debt issuance costs	(2,425)	—
Net cash provided by (used in) financing activities	26,965	(321)

Effect of foreign exchange rates on cash	(670)	(860)

Net increase (decrease) in cash	9,598	(100,568)
Cash and cash equivalents, beginning of period	39,477	152,654
Cash and cash equivalents, end of period	$49,075	$52,086

Supplemental Disclosure of Noncash Investing and Financing Activities:
Intangible assets acquired in business acquisition included in current and long-term liabilities	$26,244	$—
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet	—	106,683
Issuance of unvested share options in exchange for unvested share options of Coolbet	—	297

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

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in “Note 3 – Summary of Significant Accounting Policies” of its 2021 Form 10-K. In addition to repeating some of these significant accounting policies, the Company has added certain new significant accounting policies during the six months ended June 30, 2022, as described below.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $311 and $126 for the three months ended June 30, 2022 and 2021, respectively, and $1,178 and $172 for the six months ended June 30, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. At June 30, 2022, the Company held cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $39.7 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

The Company charges fees as consideration for it use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At June 30, 2022 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $0.9 million.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the Company receives fees for the purchases of in-game virtual credit made by end-users and remits payment to the SIM customer for their share of the SIM revenues. At June 30, 2022 and December 31, 2021, the Company has recorded a liability due to its customers for their share of the fees of $968 and $2,171, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

The Company also provides ongoing development services involving updates to the RMiG platforms for enhanced functionality or customization. Ongoing development services are typically billed monthly, at a daily rate, for services performed. Revenue from RMiG platform development services that are identified as distinct performance obligations and relate either to an asset the customer controls or from which the customer receives value are recognized over the period the services are performed. This revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. As the performance obligation relates to the provision of development services over time, this method reflects the transfer of control as the Company performs the services. Separately, revenue generated from customers for development services that are not identified as distinct performance obligations are deferred over the license service term. In customer contracts that require a portion of the consideration to be received in advance or at the commencement of the contract, such amounts are recorded as a contract liability.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 3,100 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Certain restricted share units awards issued to non-employee members of the Company’s Board of Directors permit shares upon vesting to be withheld, as a means of meeting the non-employee director’s tax withholding requirements, and paid in cash to the non-employee director. The Company additionally incurs share-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of shares based on the Company’s share price on the settlement date. These awards are classified as liability-based awards which are measured based on the fair value of the award at the end of each reporting period until settled. Related compensation expense is recognized based on changes to the fair value over the applicable service period

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. For awards with graded vesting and only service conditions, compensation cost is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded in the period in which they occur.

Loss Per Share, Basic and Diluted

Basic loss per share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding during the year. In periods of loss, basic and diluted per share information are the same.

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At June 30, 2022 and December 31, 2021, the related liabilities to users was $7,754 and $8,984, respectively.

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

If the quantitative impairment test for goodwill is deemed necessary, this quantitative impairment analysis compares the fair value of the Company’s reporting unit to its related carrying value. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down to the fair value and an impairment loss is recognized. If the fair value of the reporting unit exceeds its carrying amount, no further analysis is required. Fair value of the reporting unit is determined using valuation techniques, primarily discounted cash flow analysis.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative assessment to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and concluded that, due to the significant and sustained decline in share price and market capitalization of the Company since the Coolbet acquisition, such triggers existed during the interim period; therefore, an interim quantitative impairment test was performed. As a result of the quantitative impairment test performed, the Company recorded an impairment to goodwill of $28.9 million during the three and six months ended June 30, 2022.

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

Acquired in-process developed technology consists of a proprietary technical platform. The Company reviews the in-process developed technology for impairment at least annually or more frequently if an event occurs creating the potential for impairment, until such time as the in-process developed technology efforts are completed. When completed, the developed technology will be amortized over its estimated useful life based on an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The integrated technology is expected to be completed in the fourth quarter of 2022.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three months ended June 30, 2022, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Debt

Debt issuance costs incurred in connection with the issuance of new debt are recorded as a reduction to the long-term debt balance on the condensed consolidated balance sheets, and amortized over the term of the loan commitment as interest expense on the condensed consolidated statements of operations. The Company calculates amortization expense on capitalized debt issuance costs using the effective interest method in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:

●	Level 1 Quoted prices in active markets for identical assets or liabilities.

●	Level 2 Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 Valuations are based on the inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Valuation techniques used to measure the fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of June 30, 2022:

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent content liability	$4,369	$—	$—	$4,369

The contingent content liability represents additional amounts which the Company expects to pay to Ainsworth Game Technology, a third-party gaming content provider (“the Content Provider”) if the Company’s total revenue generated from its content licensing arrangement with the Content Provider exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent content liability is determined using Level 3 inputs, since estimating the fair value of this contingent content liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent content liability was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent content liability was initially recognized during the three months ended June 30, 2022 in connection with its modified arrangement with the Content Provider on April 5, 2022 and is recorded within Content licensing liabilities within the condensed consolidated balance sheets. Refer to Note 4 – Acquisition for further detail.

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, and Malta. The Company records an income tax (benefit) expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

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

NOTE 4 — ACQUISITION

Content licensing agreement with Ainsworth Game Technology

In the second quarter of 2021, the Company entered into a Content Licensing Agreement (the “Agreement”) with Ainsworth Game Technology, a third-party gaming content provider (the “Content Provider”) specializing in developing and licensing interactive games. The Agreement grants the Company exclusive rights to use and distribute the online gaming content in North America, and the Content Provider is committed to developing a minimum number of games for the Company’s exclusive use over a five-year term, subject to extensions.

On April 5, 2022, the Company amended and restated the Agreement. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $5.5 million was paid during the six months ended June 30, 2022 with the remaining $4.5 million due in 2022, and $5.0 million in each of the years 2023 through 2025. Fixed fee payments are presented in the condensed consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

The amended and restated Agreement is accounted for as a business combination as the assets acquired and the liabilities assumed under the arrangement constitute a business in accordance with ASC 805, Business Combinations. Consideration transferred is comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration.

The following table summarizes the consideration transferred and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Fair value of the consideration transferred:

Present value of future fixed fee payments	$18,808
Net assets recognized under original agreement	3,067
Contingent consideration	4,369
Total	$26,244

The contingent consideration represents additional amounts which the Company expects to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term. The maximum amount of the payment is unlimited as it is determined based on the Company’s performance over the related games revenue over the arrangement term. The fair value of the contingent consideration is determined using Level 3 inputs, since estimating the fair value of this contingent consideration requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent consideration was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts.

Identifiable assets and liabilities assumed at fair value were entirely comprised of intangible assets acquired as part of the content licensing arrangement. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the royalty income method (content licenses) or the multi-period excess earnings method (customer relationships). The Company has not yet finalized the purchase price allocation, which is pending further analysis of the net assets acquired, weighted average cost of capital assumptions, and certain Level 3 inputs used in the Monte Carlo simulation used to value the contingent consideration. Identifiable intangible assets , including their respective expected useful lives, were as follows:

	Estimated useful life (in years)	Fair Value
Content licenses intangible asset	4.6	$22,938
Customer relationships intangible asset	4.0	3,306
Acquired right of use lease asset	4.6	116
Acquired right of use lease liability	4.6	(116)
Total identifiable net assets		$26,244

In addition to these assets acquired, a service contract was acquired with total expected future expenses of $1.4 million.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 and consisted of the following:

	Estimated Useful Life	June 30, 2022	December 31, 2021

Fixtures, fittings and equipment	3-5 years	$3,283	$2,935
Platform hardware	5 years	1,952	2,054
Total property and equipment, cost		5,235	4,989
Less: accumulated depreciation		(2,802)	(2,444)
Total		$2,433	$2,545

Depreciation expense related to property and equipment was $303 and $239 for the three months ended June 30, 2022 and 2021, respectively, and $614 and $457 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Capitalized software development costs	$29,543	$26,127
Development in progress	5,281	5,910
Total capitalized software development, cost	34,824	32,037
Less: accumulated amortization	(18,777)	(17,607)
Total	$16,047	$14,430

At June 30, 2022, development in progress primarily represents costs associated with new proprietary content, enhancements to the B2B software platform, and the development of GAN Sports. The GAN Sports B2B sportsbook technology is expected to be placed in service in the fourth quarter of 2022.

Amortization expense related to capitalized software development costs was $1,953 and $901 for the three months ended June 30, 2022 and 2021, respectively, and $3,115 and $1,661 for the six months ended June 30, 2022 and 2021, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2022 were as follows:

	B2B	B2C	Total
Balance at January 1, 2022	$72,230	$73,912	$146,142
Impairment	(28,861)	—	(28,861)
Effect of foreign currency translation	(5,709)	(5,835)	(11,544)
Balance at June 30, 2022	$37,660	$68,077	$105,737

The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. Due to the significant and sustained decline in share price and market capitalization since the Coolbet acquisition, an interim quantitative goodwill impairment test was performed.

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. As a result of its interim impairment test, the Company recognized an impairment to goodwill of $28.9 million.

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	June 30, 2022
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
Developed technology	3.0 years	$25,228	$(12,614)	$12,614
Third-party content licenses	4.6 years	22,938	(1,251)	21,687
In-process technology	—	7,499	—	7,499
Customer relationships	3.6 years	8,335	(2,721)	5,614
Trade names and trademarks	10.0 years	5,243	(1,059)	4,184
Gaming licenses	7.3 years	1,978	(1,206)	772
		$71,221	$(18,851)	$52,370

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

	Weighted	December 31, 2021
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
Developed technology	3.0 years	$27,390	$(9,130)	$18,260
In-process technology	—	8,142	—	8,142
Customer relationships	3.0 years	5,460	(1,820)	3,640
Trade names and trademarks	10.0 years	5,699	(882)	4,817
Gaming licenses	6.4 years	2,219	(1,185)	1,034
		$48,910	$(13,017)	$35,893

Amortization expense related to intangible assets was $4,230 and $2,968 for the three months ended June 30, 2022 and 2021, respectively, and $7,150 and $5,963 for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2022	$8,341
2023	16,666
2024	6,437
2025	6,425
2026	4,924
Thereafter	9,577

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Content license fees	$1,603	$2,402
Sales taxes	838	1,400
Income taxes	240	245
Other	662	622
Total	$3,343	$4,669

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Revenue share due to SIM customers	$968	$2,171
Operating lease liabilities	415	472
Contract liabilities	570	261
Other	917	247
Total	$2,870	$3,151

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Revenue share due to SIM customers represents the fees collected for in-game virtual purchases made by end-user players which are due to the customers for their share of the SIM revenues generated from the Company’s platform.

NOTE 10 — DEBT

On April 26, 2022, a subsidiary of the Company entered into a fixed term credit facility (the “Credit Facility”) which provides for $30.0 million in aggregate principal amount of secured term loans with a floating interest rate of 3-month SOFR (subject to a 1% floor) + 9.5%. The Credit Facility matures on October 26, 2026 and is fully guaranteed by the Company. There are no scheduled principal payments due under the Credit Facility until maturity. Interest payments are payable in arrears on the last business day of each calendar quarter and at the maturity date.

The Company incurred $2.4 million in debt issuance costs during the three and six months ended June 30, 2022 in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million.

Debt Covenants

The Credit Facility contains affirmative and negative covenants, including certain financial covenants associated with the Company’s financial results. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, asset sales and other dispositions, other investments, dividends, share purchases and payments affecting subsidiaries, changes in nature of business, fiscal year or organizational documents, transactions with affiliates, and other matters.

The Company was in compliance with all financial covenants as of June 30, 2022.

The Credit Facility contains customary events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; covenant defaults; the existence of bankruptcy or insolvency proceedings; certain events under ERISA; gaming license revocations in material jurisdictions; material judgments; and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the administrative agent and the lender are entitled to take various actions, including, without limitation, the acceleration of all amounts due and the termination of commitments under the Credit Facility.

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of June 30, 2022
Credit Facility:
Principal	13.87%	$30,000
Less unamortized debt issuance costs		(2,330)
Long-term debt, net		$27,670

During the three and six months ended June 30, 2022 the Company incurred $664 in interest expense, of which $95 relates to the amortization of debt issuance costs.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 11 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At June 30, 2022, the 2020 Plan provided for grants of up to 7,559,574 ordinary shares and there were 404,069 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,138,215	$13.05	8.05	$11,229
Granted	910,563	0.03
Exercised	(125,416)	3.29
Forfeited/expired or cancelled	(763,061)	17.71
Outstanding at June 30, 2022	4,160,301	$9.87	7.79	$3,203
Options exercisable at June 30, 2022	2,370,373	$7.47	7.47	$1,565

The Company recorded share-based compensation expense related to share options of $1,265 and $1,807 for the three months ended June 30, 2022 and 2021, respectively, and $1,648 and $2,946 for the six months ended June 30, 2022 and 2021, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $139 and $57 for the three months ended June 30, 2022 and 2021, and $139 and $105 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was total unrecognized compensation cost of $13,459 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the six months ended June 30, 2022, the Board of Directors approved the issuance of options to purchase 910,563 ordinary shares to employees under the 2020 Plan, including 907,563 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $3.89 and $9.17 for the three months ended June 30, 2022 and 2021, respectively, and $4.55 and $12.10 for the six months ended June 30, 2022 and 2021, respectively.

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

In June 2022, the Board of Directors approved the issuance of 28,754 restricted share units to its employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

The Company withholds a portion of the restricted share units granted to its non-employee directors upon vesting in order to remit a cash payment to the directors equal to their tax expense. At June 30, 2022, the Company recognized a liability for outstanding and nonvested restricted share units held by non-employee directors of $116. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets.

The Company recorded share-based compensation expense related to restricted share units of $1,269 and $105 for the three months ended June 30, 2022 and 2021, respectively, and $2,193 and $130 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was total unrecognized compensation cost of $7,810 related to nonvested restricted share units The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the restricted share unit activity as of and for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	369,140	$10.78
Granted	1,328,357	5.34
Vested	(2,365)	9.53
Forfeited or cancelled	(54,068)	8.75
Outstanding at June 30, 2022	1,641,064	$6.48

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

The Company recorded share-based compensation expense related to the restricted share awards of $42 and $350 for the three months ended June 30, 2022 and 2021, respectively, and $84 and $770 for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was total unrecognized compensation cost of $236 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 1.7 years. There were no restricted share awards that vested during the six months ended June 30, 2022.

Employee Bonuses Issued in Shares

In 2021, the Company entered into agreements with certain executive employees which allowed for a portion, or all, of their annual bonus for the year ended December 31, 2021 to be paid in the form of the Company’s shares. During the six months ended June 30, 2022 the Company settled $913 of the total bonus by issuing 189,959 vested options with an exercise price of $0.01 per share.

The Company additionally expects to pay a portion, or all, of certain employee annual bonuses for the year ended December 31, 2022 in the form of the Company’s shares. The Company expects to settle these bonuses in the first quarter of 2023. The liability and related employer taxes of $658 are recorded in accrued compensation and benefits in the condensed consolidated balance sheet at June 30, 2022.

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

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year. Also, one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022 and will conclude on August 31, 2022 with its first purchase expected to occur on August 31, 2022. During the three and six months ended June 30, 2022 the Company recognized share-based compensation expenses of $22 related to the ESPP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share options	4,160,301	4,415,491	4,160,301	4,415,491
Restricted shares	34,436	—	34,436	—
Restricted share units	1,641,064	5,180	1,641,064	5,180
Total	5,835,801	4,420,671	5,835,801	4,420,671

NOTE 13 — REVENUE

The following table reflects revenue recognized for the three and six months ended June 30, 2022 and 2021 in line with the timing of transfer of services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from services delivered at a point in time	$21,609	$24,097	$46,033	$41,409
Revenue from services delivered over time	13,358	10,253	26,428	20,059
Total	$34,967	$34,350	$72,461	$61,468

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract liabilities from advance customer payments, beginning of the period	$2,095	$1,840	$1,874	$1,083
Contract liabilities from advance customer payments, end of the period (1)	1,421	1,811	1,421	1,811
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	459	103	635	89

(1)	Contract liabilities from advance customer payments, end of period consisted of $570 and $725 recorded in other current liabilities in the condensed consolidated balance sheets at June 30, 2022 and 2021, respectively and $851 and $1,086 recorded in other liabilities in the condensed consolidated balance sheet at June 30, 2022 and 2021, respectively.

NOTE 14 — SEGMENT REPORTING

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

Summarized financial information by reportable segments for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$14,150	$20,817	$34,967	$10,368	$23,982	$34,350
Cost of revenue(1)	2,939	7,524	10,463	2,307	8,049	10,356
Segment gross profit	$11,211	$13,293	$24,504	$8,061	$15,933	$23,994

(1)	Excludes depreciation and amortization expense

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the three months ended June 30, 2022 and 2021, one customer in the B2B segment individually accounted for 22.0% and 11.4% of total revenue, respectively.

Summarized financial information by reportable segments for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$27,220	$45,241	$72,461	$23,174	$38,294	$61,468
Cost of revenue(1)	6,842	15,321	22,163	5,049	14,026	19,075
Segment gross profit	$20,378	$29,920	$50,298	$18,125	$24,268	$42,393

During the six months ended June 30, 2022 and 2021, one customer in the B2B segment individually accounted for 19.2% and 12.9% of total revenue, respectively.

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross profit (1)	$24,504	$23,994	$50,298	$42,393
Sales and marketing	7,267	5,480	13,365	9,581
Product and technology	5,188	4,829	14,142	10,072
General and administrative(1)	13,688	12,320	23,080	22,329
Impairment	28,861	—	28,861	—
Restructuring	712	—	1,771	—
Depreciation and amortization	6,556	4,132	10,969	8,126
Interest expense, net	1,080	—	1,071	1
Other income	(270)	—	(270)	—
Loss before income taxes	$(38,578)	$(2,767)	$(42,691)	$(7,716)

(1)	Excludes depreciation and amortization expense

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
B2B:
Platform and content license fees	$10,518	$9,325	$21,220	$18,509
Development services and other	3,632	1,043	6,000	4,665
Total B2B revenue	$14,150	$10,368	$27,220	$23,174

B2C:
Sportsbook	$9,076	$12,757	$20,260	$19,908
Casino	11,252	10,512	23,831	16,983
Poker	489	713	1,150	1,403
Total B2C revenue	20,817	23,982	45,241	38,294
Total revenue	$34,967	$34,350	$72,461	$61,468

Revenue by location of the customer for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$11,720	$8,330	$23,211	$19,079
Europe	10,205	14,193	22,769	25,257
Latin America	11,193	10,254	23,418	13,857
Rest of the world	1,849	1,573	3,063	3,275
Total revenue	$34,967	$34,350	$72,461	$61,468

NOTE 15 — INCOME TAXES

The Company’s effective income tax rate was 0.6% and (35.9)% for the three months ended June 30, 2022 and 2021, respectively, and (0.4)% and (21.4)% for the six months ended June 30, 2022 and 2021, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three and six months ended June 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized, and limitations on the deductibility of U.S. compensation under Internal Revenue Code Section 162(m).

NOTE 16 — RESTRUCTURING

In January 2022, we implemented a strategic reduction of our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment. As a result of this initiative, we incurred $0.7 million and $1.8 million in restructuring charges related to this plan during the three and six months ended June 30, 2022, respectively, which are primarily related to employee severance pay and related costs. As of June 30, 2022, the Company had completed its restructuring plan and there were no unpaid restructuring charges.

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements grant the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers is committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company is required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees are paid systematically over the initial five-year terms. Additional payments could be required if the Company’s total revenue generated from the licensed content exceed certain stipulated annual and cumulative thresholds during the contract term. Under the terms of the Agreements, the Content Providers are to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded in February 2022 alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make an additional $3.0 million payment. In March, the Content Provider served the Company a demand letter notifying the Company of its alleged material breach of the agreement, and disputing the validity of the termination. On April 25, 2022, the Content Provider served formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company asserts that all contractual obligations to the Content Provider have been relieved as a result of the Company’s termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the condensed statement of operations for the year ended December 31, 2021.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On April 5, 2022, the Agreement with the remaining Content Provider was amended and restated. Prior to the amendment, the Company accounted for the hosting arrangement as a service contract and expensed service fees of $1.5 million to cost of revenue in the condensed consolidated statement of operations for the six months ended June 30, 2022. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $5.5 million was paid during the six months ended June 30, 2022 with the remaining $4.5 million due in 2022, and $5.0 million in each of the years 2023 through 2025. Fixed fee payments are presented in the condensed consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

The amended and restated Agreement is accounted for as a business combination. The consideration transferred in exchange for the identifiable intangible assets is comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The contingent consideration represents additional amounts which the Company expects to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent liability is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent consideration was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent consideration was initially recognized upon execution of the amendment to the Agreement and is recorded within content licensing liabilities within the condensed consolidated balance sheet at June 30, 2022. Refer to Note 4 – Acquisition for further detail.

At June 30, 2022 the present value of the remaining fixed fee payments remaining under the agreement of $14.8 million and the contingent content liability of $4.4 million are recorded in content licensing liabilities in the condensed consolidated balance sheet. During the three and six months ended June 30, 2022 the Company recognized imputed interest expense of $0.4 million related to the content licensing liabilities in other loss, net. in the condensed consolidated statement of operations.

Chile VAT

Coolbet’s B2C casino and sports-betting platform is accessible in Chile. Since June 1, 2020, foreign digital service suppliers that provide services to individuals in Chile have been required to register for value-added tax (“VAT”) purposes. On September 20, 2021, the Company submitted an inquiry to the Chilean Tax Administration (“CTA”) for clarification on the basis to apply VAT. In December 2021, the CTA issued a general resolution as a response to another iGaming platform operator stating the Tax Administration’s position that fees paid by users for entertainment services provided through online gaming and betting platforms are subject to VAT in Chile. The CTA clarified its interpretation that the VAT tax rate of 19% shall be applied to “fees paid by the users”, specifically gross customer deposits on the iGaming platform. This was further reiterated by the CTA in June 2022 through a public response to an unnamed ruling request on the matter.

On May 13, 2022, the CTA issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. On June 1, 2022 the CTA issued the first non-compliant list of unregistered foreign digital services providers to enact enforcement of this withholding; Coolbet was not named on this list. As of June 30, 2022 and through the date of filing, the Company has not received formal notification of any VAT liability due to the CTA.

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

Due to the obligation being established by the governing law, a liability appears to be probable. However, the Company believes the application of VAT on gross customer deposits, as clarified by the CTA, does not represent a reasonable application of the law to the economic substance of the Company’s services. VAT calculated as currently contemplated would result in liabilities far in excess of actual earned revenues and would result in a material loss to the Company. The Company intends to engage outside counsel to formally approach the CTA on behalf of the Company in the second half of 2022 to attempt to agree upon a more reasonable application of the VAT law, taking into account the Company’s specific facts and circumstances. If any agreement is reached with the CTA, it is possible that the application would be applied retroactively to Coolbet’s Chilean activity as of June 1, 2020. As no formal discussions with the CTA occurred, and no agreement on a different application has been reached, as of June 30, 2022 the Company has determined that a liability is not reasonably estimable as of June 30, 2022. However, if the Company and the CTA are able to agree on an application other than deposits, this could result in a material loss when considering the retroactive application.

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

The B2B segment develops, markets and sells instances of and GameSTACK technology and iSight Back Office that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. In 2021, we won three prestigious industry awards from EGR North America – Best Freeplay Gaming Supplier, Best Full-Service Platform Provider and Best White Label Partner of the Year – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos. GAN Sports, our newest product offering following the acquisition of Coolbet, aims to provide a best-in-class B2B sports betting product in the U.S. and Canada. In July 2022 GAN was named “Rising Star in Sports Betting” for the SBC North America Awards 2022.

The B2C segment includes the operations of Coolbet. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada. In April of 2022, Coolbet won a prestigious award at the International Gaming Awards in London – Mobile Operator of the Year – in recognition of our user-friendly mobile site and available innovative product features.

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

Our net loss was $38.3 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively, and $42.8 million and $9.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$34,967	$34,350	$617	1.8%
Operating costs and expenses
Cost of revenue(1)	10,463	10,356	107	1.0%
Sales and marketing	7,267	5,480	1,787	32.6%
Product and technology	5,188	4,829	359	7.4%
General and administrative(1)	13,688	12,320	1,368	11.1%
Impairment	28,861	—	28,861	n.m.
Restructuring	712	—	712	n.m.
Depreciation and amortization	6,556	4,132	2,424	58.7%
Total operating costs and expenses	72,735	37,117	35,618	96.0%
Operating loss	(37,768)	(2,767)	(35,001)	n.m.
Interest expense, net	1,080	—	1,080	n.m.
Other income	(270)	—	(270)	n.m.
Loss before income taxes	(38,578)	(2,767)	(35,811)	n.m.
Income tax (benefit) expense	(229)	992	(1,221)	n.m.
Net loss	$(38,349)	$(3,759)	$(34,590)	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended June 30,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$11,720	$8,330	33.5%	24.3%	$3,390	40.7%
Europe	10,205	14,193	29.2%	41.3%	(3,988)	(28.1)%
Latin America	11,193	10,254	32.0%	29.9%	939	9.2%
Rest of the world	1,849	1,573	5.3%	4.5%	276	17.5%
Total revenue	$34,967	$34,350	100.0%	100.0%	$617	1.8%

Revenue

Revenue was $35.0 million for the three months ended June 30, 2022, an increase of $0.6 million from the comparable period in 2021. The increase was primarily attributable to an increase in our B2B revenues of $3.8 million driven by a $2.1 million increase related to new content revenues, hardware sales, and expansion into new markets, such as Ontario, Canada. The remaining increase primarily relates to RMiG development revenues. These increases were offset by decreases in B2C revenues of $3.2 million driven by decreased sports and casino margins combined with unfavorable impacts of revenues derived from currencies which weakened relative to the U.S. Dollar.

Revenue fluctuations across our international markets are primarily a result of our B2C operations, which accounted for $4.0 million of the decreased revenues in Europe and the full $0.9 million increase in Latin America. The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $10.5 million for the three months ended June 30, 2022, an increase of $0.1 million from the comparable period in 2021. Of this increase, $0.6 million was attributable to B2B hardware sales, offset by lower costs in our B2C segment of $0.5 million as a result of lower revenues in the quarter.

Sales and Marketing

Sales and marketing expense was $7.3 million for the three months ended June 30, 2022, an increase of $1.8 million from the comparable period in 2021. The increase was primarily attributable to increased sales and marketing activities within our B2C operations in order to attract additional end-users.

Product and Technology

Product and technology expense was $5.2 million for the three months ended June 30, 2022, an increase of $0.4 million from the comparable period in 2021, primarily due to increases in net salaries and related employee costs of $0.3 million as we ramped up our team and invested in both our B2B and B2C platforms to serve our new and existing customers.

General and Administrative

General and administrative expense increased $1.4 million of which $1.5 million was attributable to increased personnel costs, including an increase of $0.7 million in share-based compensation expense. Software and related technology expenses increased $0.5 million and unfavorable foreign exchange transaction losses, primarily due to the movement of the British Pound relative to the U.S. Dollar, contributed $0.2 million towards this increase. These increases were partially offset by a reduction in professional fees of $0.9 million resulting in an ongoing effort to in-source our back-office and development functions.

Impairment

The stock trading price of our publicly traded shares and resulting market capitalization of our business has experienced a significant and sustained decline since our acquisition of Coolbet. As a result, we performed an interim quantitative impairment assessment of our goodwill as of June 30, 2022, which resulted in an impairment of $28.9 million to goodwill within our B2B reporting segment.

Restructuring Expenses

Restructuring expenses were $0.7 million for three months ended June 30, 2022 related to employee severance pay and related costs as a result of a restructuring plan we implemented in January 2022. The goal of the restructuring plan is to strategically reduce our existing B2B workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment.

Depreciation and Amortization

Depreciation and amortization expense was $6.6 million for three months ended June 30, 2022, an increase of $2.4 million from the comparable period in 2021. The increase was due to the amortization expense recognized on acquired intangible assets related to the Company’s content licensing arrangement, and acceleration of amortization expense on capitalized development costs related to the expected exit of one of our customers in the B2B segment from the online casino and sports betting business in the third quarter of 2022.

Income Tax (Benefit) Expense

We recorded income tax benefit of $0.2 million for the three months ended June 30, 2022, reflecting an effective tax rate of 0.6%, compared to income tax expense of $1.0 million for the three months ended June 30, 2021, reflecting an effective tax rate of (35.9)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended June 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized, and limitations on the deductibility of U.S. compensation under Internal Revenue Code Section 162(m).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$72,461	$61,468	$10,993	17.9%
Operating costs and expenses
Cost of revenue(1)	22,163	19,075	3,088	16.2%
Sales and marketing	13,365	9,581	3,784	39.5%
Product and technology	14,142	10,072	4,070	40.4%
General and administrative(1)	23,080	22,329	751	3.4%
Impairment	28,861	—	28,861	n.m.
Restructuring	1,771	—	1,771	n.m.
Depreciation and amortization	10,969	8,126	2,843	35.0%
Total operating costs and expenses	114,351	69,183	45,168	65.3%
Operating loss	(41,890)	(7,715)	(34,175)	n.m.
Interest expense, net	1,071	1	1,070	n.m.
Other income	(270)	—	(270)	n.m.
Loss before income taxes	(42,691)	(7,716)	(34,975)	n.m.
Income tax expense	157	1,653	(1,496)	(90.5)%
Net loss	$(42,848)	$(9,369)	$(33,479)	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Six Months Ended June 30,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$23,211	$19,079	32.0%	31.0%	$4,132	21.7%
Europe	22,769	25,257	31.4%	41.1%	(2,488)	(9.9)%
Latin America	23,418	13,857	32.3%	22.5%	9,561	69.0%
Rest of the world	3,063	3,275	4.3%	5.4%	(212)	(6.5)%
Total revenue	$72,461	$61,468	100.0%	100.0%	$10,993	17.9%

Revenue

Revenue was $72.5 million for the six months ended June 30, 2022, an increase of $11.0 million from the comparable period in 2021. The increase was attributable to active customer growth in Latin America that contributed towards the increase in our B2C revenues of $6.9 million, as well as an increase in the B2B revenues attributable to the growth in existing customers and the increase in development revenues.

In Europe, $2.0 million of the decreased revenue was attributable to the B2C operations revenues in Euros weakening relative to the U.S. Dollar, despite underlying increases in revenues denominated in Euros. The B2B segment further experienced declines in its RMiG business in Europe that resulted in an additional $1.1 million decrease in revenue.

The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $22.2 million for the six months ended June 30, 2022, an increase of $3.1 million from the comparable period in 2021. Of this increase, $1.3 million was attributable to our B2C operations’ cost of gaming revenues driven primarily by higher content fees of $0.7 million as a result of increased revenues, and $0.4 million increase in processing fees due to increased deposit and withdrawal activity on www.coolbet.com. Within our B2B segment, the cost of revenue increase was driven by a $1.5 million increase in service fees paid to a third-party content provider related to a content licensing agreement the Company entered into in the second quarter of 2021 and costs of hardware sales recognized during the second quarter of 2022 of $0.7 million.

Sales and Marketing

Sales and marketing expense was $13.4 million for the six months ended June 30, 2022, an increase of $3.8 million from the comparable period in 2021. Of the increase, $4.0 million was attributable to increased sales and marketing activities within our B2C operations in order to attract additional end-users. This increase was partially offset by a decrease of $0.4 million in share-based compensation expense related to personnel in our sales and marketing functions.

Product and Technology

Product and technology expense was $14.1 million for the six months ended June 30, 2022, an increase of $4.1 million from the comparable period in 2021, due to higher net salaries and related employee costs of $3.8 million (excluding a decrease in related share-based compensation of $0.1 million) as we ramped up our team and invested in both our B2B and B2C platforms to serve our new and existing customers.

General and Administrative

General and administrative expense was $23.1 million for the six months ended June 30, 2022, an increase of $0.8 million from the comparable period in 2021, of which unfavorable foreign exchange transaction losses contributed $1.0 million primarily due to the movement of the British Pound relative to the U.S. Dollar. Office and related expenses contributed $0.8 million towards this increase and software and technology expenses additionally increased $0.8 million. Share-based compensation for personnel in our general and administrative functions increased $0.3 million. These increases were primarily offset by a decrease of $2.0 million attributable to a reduction in professional fees resulting in an ongoing effort to in-source our back-office and development functions and a decrease of $0.9 million in sales tax expense.

Impairment

The stock trading price of our publicly traded shares and resulting market capitalization of our business has experienced a significant and sustained decline since our acquisition of Coolbet. As a result, we performed an interim quantitative impairment assessment of our goodwill as of June 30, 2022, which resulted in an impairment of $28.9 million to goodwill within our B2B reporting segment.

Restructuring Expenses

Restructuring expenses were $1.8 million for six months ended June 30, 2022 related to employee severance pay and related costs as a result of a restructuring plan we implemented in January 2022. The goal of the restructuring plan is to strategically reduce our existing B2B workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment.

Depreciation and Amortization

Depreciation and amortization expense was $11.0 million for six months ended June 30, 2022, an increase of $2.8 million from the comparable period in 2021. The increase was due to the amortization expense recognized on acquired intangible assets related to the Company’s content licensing arrangement, and acceleration of amortization expense on capitalized software development costs related to the expected exit of one of our customers in the B2B segment from the online casino and sports betting business in the third quarter of 2022.

Income Tax Expense

We recorded income tax expense of $0.2 million for the six months ended June 30, 2022, reflecting an effective tax rate of (0.4)%, compared to income tax expense of $1.7 million for the six months ended June 30, 2021, reflecting an effective tax rate of (21.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for six months ended June 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax, taking into account foreign loss carryforwards in certain jurisdictions that are not expected to be recognized, and limitations on the deductibility of U.S. compensation under Internal Revenue Code Section 162(m).

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our segment results for the periods indicated:

	Three Months Ended June 30,		Percentage of Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$14,150	$10,368	100.0%	100.0%	$3,782	36.5%
Cost of revenue(1)	2,939	2,307	20.8%	22.3%	632	27.4%
B2B segment gross profit	$11,211	$8,061	79.2%	77.7%	$3,150	39.1%
B2C
Revenue	$20,817	$23,982	100.0%	100.0%	$(3,165)	(13.2)%
Cost of revenue(1)	7,524	8,049	36.1%	33.6%	(525)	(6.5)%
B2C segment gross profit	$13,293	$15,933	63.9%	66.4%	$(2,640)	(16.6)%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue increased $3.8 million primarily due to an increase in development services and other revenue of $2.6 million. Of this increase, development revenues contributed $1.9 million, hardware sales for new RMiG customer launches contributed $0.7 million. The remaining increase was primarily a result of organic growth within US RMiG revenues which increased $1.1 million.

B2B cost of revenue increased $0.6 million primarily related to hardware sales recognized in the current quarter which did not occur in the prior period.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, increased by 39.1% primarily driven by development revenues of $1.3 million, and $0.6 million of licensing revenues related to an amended of a content licensing arrangement that did not have related costs of revenue in the current period and did not occur in the prior period.

B2C Segment

B2C revenue decreased $3.2 million primarily due to lower sports and casino margins and the weakening of the currencies in which we derive our B2C operations’ revenues relative to the U.S. Dollar.

B2C cost of revenue decreased $0.5 million, which was primarily attributable decreased revenues and the mix of currencies in which we derive our B2C operations’ revenues which weakened relative to the U.S. Dollar.

Segment gross profit for B2C, which excludes depreciation and amortization expense, decreased by (16.6)%, which was primarily driven by a decrease in sports and casino margins for the three months ended June 30, 2022 and a decrease in revenues relative to certain fixed costs of revenue.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth our segment results for the periods indicated:

	Six Months Ended June 30,		Percentage of Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$27,220	$23,174	100.0%	100.0%	$4,046	17.5%
Cost of revenue(1)	6,842	5,049	25.1%	21.8%	1,793	35.5%
B2B segment gross profit	$20,378	$18,125	74.9%	78.2%	$2,253	12.4%
B2C
Revenue	$45,241	$38,294	100.0%	100.0%	$6,947	18.1%
Cost of revenue(1)	15,321	14,026	33.9%	36.6%	1,295	9.2%
B2C segment gross profit	$29,920	$24,268	66.1%	63.4%	$5,652	23.3%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue increased $4.0 million primarily due to an increase in platform and content fee revenue of $2.7 million. Of this increase, organic growth in existing U.S. customers contributed $3.7 million, partially offset by a decline in RMiG revenues in Italy and SIM revenues of $1.1 million and $0.5 million, respectively.

Additionally, B2B development services and other revenue increased $1.3 million, of which $2.5 million related to development and content licensing revenues, $1.1 million related to the accelerated recognition of deferred revenues related to expected exits of our customers, and $0.7 million recognized in connection with hardware sales. These increases were offset by a decrease of $3.0 million related to patent licensing fee revenue recognized during the six months ended June 30, 2021 which did not recur during the six months ended June 30, 2022.

B2B cost of revenue increased $1.8 million primarily related to a $2.7 million increase in platform and content license fees driven by a $1.5 million increase in service fees incurred related to the content licensing agreement the Company entered into in the second quarter of 2021 with a content provider, $0.7 million related to hardware sales, and a $0.3 million increase in game certification costs incurred in connection with launches of new RMiG customers in the year. This increase was partially offset by a $0.7 million decrease in royalties, primarily as a result of lower RMiG revenues in Italy.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, increased by 12.4% primarily driven by increased development and content licensing revenues.

B2C Segment

B2C revenue increased $6.9 million primarily due to growth in the number of active customers in our Latin American markets during the current period.

B2C cost of revenue increased $1.3 million driven by an increase in content fees of $0.7 million related to growth in casino revenues and higher processing fees of $0.4 million due to an increase in customer deposits of 29% and withdrawal activity on www.coolbet.com.

Segment gross profit for B2C, which excludes depreciation and amortization expense, increased by 23.3% primarily driven by an increase in gaming revenues and an increase in gross profit margin as a result of improved processing deals for the six months ended June 30, 2022.

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

We define Adjusted EBITDA as net income (loss) before interest expense (income), net, income tax (benefit) expense, depreciation and amortization, impairments, share-based compensation expense and related expense, restructuring costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net loss	$(38,349)	$(3,759)	$(42,848)	$(9,369)
Income tax (benefit) expense	(229)	992	157	1,653
Interest expense, net	1,080	—	1,071	1
Depreciation and amortization	6,556	4,132	10,969	8,126
Share-based compensation and related expense(1)	2,715	2,174	4,336	3,665
Impairment	28,861	—	28,861	—
Restructuring	712	—	1,771	—
Adjusted EBITDA	$1,346	$3,539	$4,317	$4,076

(1) Includes $2.7 million and $2.3 million in equity-classified expense for the three months ended June 30, 2022 and 2021, respectively, and $4.0 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively, and a benefit of $0.1 million and $0.1 million from liability-classified awards, for the three months ended June 30, 2022 and 2021, respectively, and a benefit of $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense for the three and six months ended June 30, 2022 includes $0.3 million and $0.7 million of bonus expense, inclusive of employer taxes, respectively, which will be settled in equity. Refer to Note 11. Share-based Compensation for further details.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
B2B Gross Operator Revenue (in millions)	$283.0	$221.4	$580.8	$435.6
B2B Take Rate	5.0%	4.7%	4.7%	5.3%
B2C Active Customers (in thousands)	260	187	347	225
B2C Marketing Spend Ratio	22%	12%	20%	13%
B2C Sports Margin	7.1%	9.7%	7.2%	8.4%

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

The increase in Gross Operator Revenue for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was driven primarily by expansion of existing clients into new jurisdictions, such as Connecticut and Ontario, Canada, coupled with our launch of RMiG solutions for new customers in existing jurisdictions, such as Michigan. Additionally, customer launches which occurred mid-2021 have now been fully included within the comparable periods of 2022 and increases in Michigan, New Jersey, and Pennsylvania were driven by organic growth from existing customers.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The increase in B2B Take Rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by a growth in development services and other revenue of 248%, which are considered in addition to Gross Operator Revenue. Development services and other revenue increased as a result of content licensing revenues, acceleration to the recognition of deferred revenues related to expected exits of our customers, and hardware sales recognized in the three months ended June 30, 2022 that did not occur in the prior period. This increase in Take Rate was slightly offset by changes to the mix of revenues within our B2B segment during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, including higher RMiG revenues relative to historical performance, which typically experience a lower Take Rate when compared to other revenue streams.

The decrease in B2B Take Rate for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was driven by a growth in Gross Operator Revenue without a proportional growth in net segment revenue due to a larger portion of B2B revenues coming from lower Take Rate revenue streams which have outpaced historical performance. This was driven by patent revenue, which is earned based on the transfer of the patent and not derived from Gross Operator Revenue, recognized during the six months ended June 30, 2021 that did not recur in the current period.

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

The increase in B2C Active Customers for the three and six months ended June 30, 2022 was primarily driven by increased customer acquisition in Latin America and higher customer retention during the current period.

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

The increase in B2C Marking Spend Ratio for the three and six months ended June 30, 2022 was primarily driven by increased marketing spend in Latin America and higher customer acquisition costs as a result of entering into several brand building initiatives during the current period.

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

The decrease in B2C Sports Margin for three and six months ended June 30, 2022 was primarily attributable to more favorable outcomes in the prior period related to large sporting events, such as the Copa America Championship and European Football Championship, which occurred in the prior period and did not recur during the current period.

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital including share repurchases under our share repurchase program.

During the year ended December 31, 2021, we entered into a Content Licensing Agreement (the “Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games which was amended and restated on April 5, 2022. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceeds certain stipulated annual and cumulative thresholds during the contract term. In the event that the Agreement is terminated, actual cash outlays could be less than currently contemplated.

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

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business. In April 2022, we successfully completed a $30 million term loan with net proceeds, of which $27.6 million provides us additional flexibility to execute our balanced capital allocation plan centered around the aforementioned investments and our share repurchase program. During the three months ended June 30, 2022 we repurchased $1.0 million of our own shares as we believed our share price was undervalued and did not reflect the long-term opportunities ahead of us.

We utilized cash in investing activities of $12.5 million and $102.5 million for the six months ended June 30, 2022 and 2021, respectively. Of these activities, $92.4 million related to the acquisition of Coolbet for the six months ended June 30, 2021. We made payments during the six months ended June 30, 2022 and 2021 related to content licensing fees of $5.5 million and $3.5 million, respectively. Expenditures related to internally developed capitalized software represented $6.3 million and $5.3 million, respectively, property and equipment (including licenses for internal use software) represented $0.7 million and $1 million, respectively.

Sources of Liquidity

We have primarily funded our operations through cash generated from operations, financing activities, and cash on hand. In May 2020, we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares for net proceeds of $57.4 million and in December 2020, we conducted a follow-on offering under which we sold 6,790,956 ordinary shares for net proceeds of $98.5 million. In January 2021, we completed the acquisition of Coolbet for a purchase price of $218.1 million, including the issuance of 5,260,516 ordinary shares, replacement equity-based awards valued at $0.3 million and cash of $111.1 million, which was funded from the follow-on offering proceeds and available cash on hand.

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

Our primary source of liquidity for our working capital is cash flows generated from operations and our cash on hand of $49.1 million at June 30, 2022, including the funds received in relation to the Credit Facility.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Net cash (used in) from operating activities	$(4,187)	$3,137	$(7,324)	(233.5)%
Net cash used in investing activities	(12,510)	(102,524)	90,014	(87.8)%
Net cash provided by (used in) financing activities	26,965	(321)	27,286	n.m.
Effect of foreign exchange rates on cash	(670)	(860)	190	(22.1)%
Net increase (decrease) in cash	$9,598	$(100,568)	$110,166	(109.5)%

n.m. = not meaningful

Operating Activities

Net cash(used in) from operating activities decreased $(7.3) million, primarily resulting from an increase in net loss after adjustments to reconcile net loss to cash flows from operations of $(2.4) million. The remaining decrease in cash used in operating activities was a result of fluctuations in working capital due to timing of payments of liabilities and collections of receivables.

Investing Activities

Net cash used in investing activities increased $90.0 million primarily as a result of $92.4 million cash paid for the acquisition of Coolbet during the six months ended June 30, 2021, net of cash acquired. This decrease was primarily offset by increases of $2.0 million in cash payments to third-party gambling content providers for the rights to use and distribute their online gaming content in North America, and an increase of $1.0 million in spend for capitalized software development costs primarily related to product enhancements, and new features for both the B2B and B2C platforms.

Financing Activities

Net cash provided by (used in) financing activities increased by $27.3 million primarily due to $27.6 million net cash proceeds associated with the Credit Facility, net of issuance costs, as well as $0.6 million in offering cost payments made in the prior period related to our acquisition of Coolbet which did not occur in the current period. These amounts were partially offset by our use of $1.0 million related to our share repurchase program during the current period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company’s management and audit committee of the board of directors also determined that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness. While the Company has actively begun to implement controls to remediate the material weaknesses, these weaknesses have not been resolved as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2022, the Board of Directors re-authorized and extended the share repurchase program initially authorized on November 30, 2021, which permits the Company to purchase up to $5.0 million of the Company’s outstanding ordinary shares on the Nasdaq Stock Market. The extension was publicly announced on June 13, 2022. Repurchases are executed through open market purchases or privately negotiated transactions. The Company may purchase the ordinary shares at the prevailing market price at the time of purchase. The Company is not obligated to acquire any particular number of shares and repurchases may be suspended or terminated at any time. The share repurchase program expires on November 3, 2022.

The following table provides certain information with respect to our purchases of shares of the Company’s ordinary shares, as of the settlement date, during the three months ended June 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Repurchased (in thousands)	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in thousands)
April 1 - April 30, 2022	—	$—	—	$5,000
May 1 - May 31, 2022	—	$—	—	$5,000
June 1 - June 30, 2022	303	$3.32	303	$4,000
Total	303	$3.32	303

(1) Includes commissions and fees

Item 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited	F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited	F-1	3.2	April 17, 2020
10.1*	Credit Agreement dated as of April 25, 2022, by and among the Company, BPC Lending I, LLC and Alter Domus (US) LLC as agent
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: August 15, 2022	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)

