Form 10-Q
period 2022-09-30
GAN Ltd
filed 2022-11-14
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At November 7, 2022, there were 42,590,012 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$41,788	$39,477
Accounts receivable, net of allowance for doubtful accounts of $81 and $120 at September 30, 2022 and December 2021, respectively	13,137	8,110
Prepaid expenses	4,432	3,498
Other current assets	3,503	3,337
Total current assets	62,860	54,422

Capitalized software development costs, net	16,089	14,430
Goodwill	99,086	146,142
Intangible assets, net	47,734	35,893
Other assets	4,336	10,023
Total assets	$230,105	$260,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,331	$5,268
Accrued compensation and benefits	5,927	10,961
Accrued expenses	2,674	4,669
Liabilities to users	8,946	8,984
Other current liabilities	2,793	3,151
Total current liabilities	26,671	33,033

Deferred income taxes	2,087	1,791
Long-term debt	27,855	—
Content licensing liabilities	19,612	—
Other liabilities	1,517	2,049
Total liabilities	77,742	36,873
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,559,977 and 42,250,743 shares issued and outstanding at September 30, 2022 and December 2021, respectively	425	422
Additional paid-in capital	327,327	319,551
Accumulated deficit	(127,152)	(76,360)
Accumulated other comprehensive loss	(48,237)	(19,576)
Total shareholders’ equity	152,363	224,037
Total liabilities and shareholders’ equity	$230,105	$260,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$32,120	$32,268	$104,581	$93,736

Operating costs and expenses
Cost of revenue(1)	9,435	10,801	31,598	29,876
Sales and marketing	6,757	5,657	20,122	15,238
Product and technology	4,998	5,492	19,140	15,564
General and administrative(1)	10,185	12,888	33,265	35,217
Impairment	—	—	28,861	—
Restructuring	—	—	1,771	—
Depreciation and amortization	5,893	4,560	16,862	12,686
Total operating costs and expenses	37,268	39,398	151,619	108,581
Operating loss	(5,148)	(7,130)	(47,038)	(14,845)
Interest expense, net	1,450	—	2,521	1
Other income	(13)	—	(283)	—
Loss before income taxes	(6,585)	(7,130)	(49,276)	(14,846)
Income tax expense	356	1,548	513	3,201
Net loss	$(6,941)	$(8,678)	$(49,789)	$(18,047)

Loss per share, basic and diluted	$(0.16)	$(0.21)	$(1.18)	$(0.43)

Weighted average ordinary shares outstanding, basic and diluted	42,237,226	42,061,396	42,263,462	41,962,535

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(6,941)	$(8,678)	$(49,789)	$(18,047)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(12,201)	(4,904)	(28,661)	(11,939)
Comprehensive loss	$(19,142)	$(13,582)	$(78,450)	$(29,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	—	444
Restricted share activity	2,365	—	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$—	$(80,859)	$(23,840)	$217,034
Net loss	—	—	—	—	(38,349)	—	(38,349)
Foreign currency translation adjustments	—	—	—	—	—	(12,196)	(12,196)
Share-based compensation	—	—	2,659	—	—	—	2,659
Accrued liability settled through issuance of shares	—	—	469	—	—	—	469
Repurchases of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	125,416	1	394	—	—	—	395
Balance at June 30, 2022	42,075,411	$420	$324,833	$—	$(120,211)	$(36,036)	$169,006
Net loss	—	—	—	—	(6,941)	—	(6,941)
Foreign currency translation adjustments	—	—	—	—	—	(12,201)	(12,201)
Share-based compensation	—	—	2,140	—	—	—	2,140
Restricted share activity	159,859	2	(137)	—	—	—	(135)
Issuance of ordinary shares upon exercise of share options	250,000	2	323	—	—	—	325
Issuance of ordinary shares upon ESPP purchases	74,707	1	168	—	—	—	169
Balance at September 30, 2022	42,559,977	$425	$327,327	$—	$(127,152)	$(48,237)	$152,363

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$—	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	—	(5,610)	—	(5,610)
Foreign currency translation adjustments	—	—	—	—	—	(9,478)	(9,478)
Share-based compensation	—	—	1,632	—	—	—	1,632
Issuance of ordinary shares as partial consideration in Coolbet acquisition	5,260,516	53	106,630	—	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition	—	—	297	—	—	—	297
Issuance of ordinary shares upon exercise of share options	108,222	1	314	—	—	—	315
Balance at March 31, 2021	42,004,100	$419	$312,715	$—	$(51,376)	$(12,355)	$249,403
Net loss	—	—	—	—	(3,759)	—	(3,759)
Foreign currency translation adjustments	—	—	—	—	—	2,443	2,443
Share-based compensation	—	—	2,319	—	—	—	2,319
Restricted share activity	5,178	1	(1)	—	—	—	—
Issuance of ordinary shares upon exercise of share options	6,396	—	22	—	—	—	22
Balance at June 30, 2021	42,015,674	$420	$315,055	$—	$(55,135)	$(9,912)	$250,428
Net loss	—	—	—	—	(8,678)	—	(8,678)
Foreign currency translation adjustments	—	—	—	—	—	(4,904)	(4,904)
Share-based compensation	—	—	1,823	—	—	—	1,823
Restricted share activity	2,590	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	164,510	2	489	—	—	—	491
Balance at September 30, 2021	42,182,774	$422	$317,367	$—	$(63,813)	$(14,816)	$239,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(49,789)	$(18,047)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Amortization of software and intangible assets	15,837	11,888
Depreciation on property and equipment and finance lease right-of-use assets	1,025	798
Amortization of debt discount and debt issuance costs	280	—
Share-based compensation expense	5,671	5,774
Impairment of goodwill	28,861	—
Deferred income tax	541	—
Other	(22)	432
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,189)	(483)
Prepaid expenses	(1,226)	272
Other current assets	(265)	226
Other assets	2,552	(9,123)
Accounts payable	1,730	(1,255)
Accrued compensation and benefits	(4,174)	3,370
Accrued expenses	(1,689)	3,906
Liabilities to users	1,296	2,847
Other current liabilities	(387)	(460)
Other liabilities	1,389	1,205
Net cash (used in) provided by operating activities	(3,559)	1,350

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	—	(92,454)
Expenditures for capitalized software development costs	(9,242)	(8,483)
Payments for content licensing arrangements	(5,500)	—
Purchases of gaming licenses	(1,115)	(215)
Purchases of property and equipment	(1,657)	(1,478)
Net cash used in investing activities	(17,514)	(102,630)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	30,000	—
Payments of offering costs	—	(604)
Proceeds from exercise of share options	720	828
Proceeds from issuance of ordinary shares upon ESPP purchase	169	—
Principal payments on finance leases	—	(83)
Repurchases of ordinary shares	(1,006)	—
Payment of debt issuance costs	(2,425)	—
Net cash provided by financing activities	27,458	141

Effect of foreign exchange rates on cash	(4,074)	(1,210)

Net increase (decrease) in cash	2,311	(102,349)
Cash and cash equivalents, beginning of period	39,477	152,654
Cash and cash equivalents, end of period	$41,788	$50,305

Supplemental Disclosure of Noncash Investing and Financing Activities:
Intangible assets acquired in business acquisition included in current and long-term liabilities	$26,244	$—
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet	—	106,683
Issuance of unvested share options in exchange for unvested share options of Coolbet	—	297

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

NOTE 2 — BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in “Note 3 – Summary of Significant Accounting Policies” of its 2021 Form 10-K. In addition to repeating some of these significant accounting policies, the Company has added certain new significant accounting policies during the nine months ended September 30, 2022, as described below.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $684 and $(589) for the three months ended September 30, 2022 and 2021, respectively, and $(494) and $(761) for the nine months ended September 30, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. At September 30, 2022, the Company held cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $33.0 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

Risks and Uncertainties

Macroeconomic conditions can materially adversely affect the Company’s business, results of operations and financial condition. Recent adverse macroeconomic conditions, including inflation, higher interest rates, slower growth or recession, the strengthening of the U.S. dollar, and corresponding currency fluctuations can have an adverse material impact on the Company’s future results of operations, cash flows, and financial condition, particularly with respect to foreign currency adjustments relating to our international operations. Such conditions may also affect consumers’ willingness to make discretionary purchases, and therefore the Company, along with its casino operator customers, may experience a decline in wagering. A downturn in the economic environment can also lead to increased credit and collectibility risk on the Company’s trade receivables, limitations on the Company’s ability to issue new debt, and reduced liquidity.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At September 30, 2022 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $0.5 million.

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customers in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is billed monthly with the amount due generally thirty days from the date of the invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer. The Company’s internet gaming system, game content, support and marketing services are provided equally throughout the term of the contract. These services are made up of a daily requirement to provide access and use of the internet gaming system and support services to the customer over a period of time, as well as to provide marketing services, and not a specified amount of services. The series of distinct services represents a single performance obligation that is satisfied over time.

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the Company receives fees for the purchases of in-game virtual credit made by end-users and remits payment to the SIM customer for their share of the SIM revenues. At September 30, 2022 and December 31, 2021, the Company has recorded a liability due to its customers for their share of the fees of $1,362 and $2,171, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 3,200 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At September 30, 2022 and December 31, 2021, the related liabilities to users was $8,946 and $8,984, respectively.

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

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative and quantitative impairment test as of June 30, 2022 which resulted in an impairment to goodwill of $28.9 million. The Company performed an additional qualitative assessment as of September 30, 2022 to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and concluded that, due to the significant and sustained decline in share price and market capitalization of the Company since the Coolbet acquisition, such triggers existed during the current interim period; therefore, an interim quantitative impairment test was performed. The Company did not recognize an additional impairment to goodwill as a result of its interim impairment test as of September 30, 2022.

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

Gaming licenses include license applications fees and market access payments in connection with agreements that the Company enters into with strategic partners. The market access arrangements authorize the Company to offer online gaming and online sports betting in certain regulated markets. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives, beginning with the commencement of operations.

The fair value of the acquired intangible assets is primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment is required in these valuations.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three and nine months ended September 30, 2022, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of September 30, 2022:

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent content liability	$4,369	$—	$—	$4,369

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The contingent content liability represents additional amounts which the Company expects to pay to Ainsworth Game Technology, a third-party gaming content provider (“the Content Provider”) if the Company’s total revenue generated from its content licensing arrangement with the Content Provider exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent content liability is determined using Level 3 inputs, since estimating the fair value of this contingent content liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent content liability was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent content liability was initially recognized in April 2022 in connection with its modified arrangement with the Content Provider on April 5, 2022 and is recorded within Content licensing liabilities within the condensed consolidated balance sheets. Contingent consideration is revalued at each reporting period. There were no significant changes to the value through September 30, 2022. Refer to Note 4 – Acquisition for further detail.

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, and Malta. The Company records an income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

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

On April 5, 2022, the Company amended and restated the Agreement. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $5.5 million was paid during the nine months ended September 30, 2022 with the remaining $4.5 million due in 2022, and $5.0 million in each of the years 2023 through 2025. Fixed fee payments are presented in the condensed consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

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

The following table summarizes the fair value of the consideration transferred:

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Identifiable assets and liabilities assumed at fair value were entirely comprised of intangible assets acquired as part of the content licensing arrangement. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the royalty income method (content licenses) or the multi-period excess earnings method (customer relationships). The Company has not yet finalized the purchase price allocation, which is pending further analysis of the net assets acquired, weighted average cost of capital assumptions, and certain Level 3 inputs used in the Monte Carlo simulation used to value the contingent consideration. Identifiable intangible assets, including their respective expected useful lives, and liabilities assumed were as follows:

	Estimated useful life (in years)	Fair Value
Content licenses intangible asset	4.6	$22,938
Customer relationships intangible asset	4.0	3,306
Acquired right of use lease asset	4.6	116
Acquired right of use lease liability	4.6	(116)
Total identifiable net assets		$26,244

In addition to these assets acquired, a service contract was entered into with the Content Provider valued at approximately $1.4 million which will be expensed over the service period of approximately five years.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 and consisted of the following:

	Estimated Useful Life	September 30, 2022	December 31, 2021

Fixtures, fittings and equipment	3-5 years	$3,791	$2,935
Platform hardware	5 years	1,651	2,054
Total property and equipment, cost		5,442	4,989
Less: accumulated depreciation		(2,894)	(2,444)
Total		$2,548	$2,545

Depreciation expense related to property and equipment was $312 and $260 for the three months ended September 30, 2022 and 2021, respectively, and $926 and $717 for the nine months ended September 30, 2022 and 2021, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Capitalized software development costs	$32,059	$26,127
Development in progress	2,528	5,910
Total capitalized software development, cost	34,587	32,037
Less: accumulated amortization	(18,498)	(17,607)
Total	$16,089	$14,430

At September 30, 2022, development in progress primarily represents costs associated with new proprietary content and enhancements to the B2B software platform.

Amortization expense related to capitalized software development costs was $1,438 and $908 for the three months ended September 30, 2022 and 2021, respectively, and $4,552 and $2,569 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2022 were as follows:

	B2B	B2C	Total
Balance at January 1, 2022	$72,230	$73,912	$146,142
Impairment	(28,861)	—	(28,861)
Effect of foreign currency translation	(8,082)	(10,113)	(18,195)
Balance at September 30, 2022	$35,287	$63,799	$99,086

The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. Due to the significant and sustained decline in share price and market capitalization of the Company since the Coolbet acquisition, interim quantitative goodwill impairment assessments were performed as of June 30, 2022 and September 30, 2022.

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. As a result of its interim impairment test performed as of June 30, 2022, the Company recognized an impairment to goodwill of $28.9 million. The Company did not recognize an additional impairment to goodwill as a result of its interim impairment test as of September 30, 2022.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted Average	September 30, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8 years	$30,671	$(13,792)	$16,879
Third-party content licenses	4.6 years	22,938	(2,502)	20,436
Customer relationships	3.6 years	8,019	(3,162)	4,857
Trade names and trademarks	10.0 years	4,887	(1,089)	3,798
Gaming licenses	7.3 years	3,008	(1,244)	1,764
		$69,523	$(21,789)	$47,734

	Weighted Average	December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0 years	$27,390	$(9,130)	$18,260
In-process technology	—	8,142	—	8,142
Customer relationships	3.0 years	5,460	(1,820)	3,640
Trade names and trademarks	10.0 years	5,699	(882)	4,817
Gaming licenses	6.4 years	2,219	(1,185)	1,034
		$48,910	$(13,017)	$35,893

Acquired in-process technology consisted of a proprietary technical platform which was under development at the time of acquisition up until its completion in September 2022. Following its completion and the launch of GAN Sports, the developed technology was placed in service and is currently being amortized over an estimated useful life of 5 years.

Amortization expense related to intangible assets was $4,135 and $3,356 for the three months ended September 30, 2022 and 2021, respectively, and $11,285 and $9,319 for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2022	$4,369
2023	17,611
2024	8,005
2025	7,996
2026	2,330
Thereafter	7,423

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Content license fees	$1,480	$2,402
Other	1,194	2,267
Total	$2,674	$4,669

NOTE 9 — DEBT

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

The Company incurred $2.4 million in debt issuance costs during the three and nine months ended September 30, 2022 in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million.

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

The Company was in compliance with all financial covenants as of September 30, 2022.

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of September 30, 2022
Credit Facility:
Principal	13.28%	$30,000
Less unamortized debt issuance costs		(2,145)
Long-term debt, net		$27,855

During the three and nine months ended September 30, 2022 the Company incurred $1,071 and $1,735, respectively, in interest expense, of which $185 and $280, respectively, relates to the amortization of debt issuance costs.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 10 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At September 30, 2022, the 2020 Plan provided for grants of up to 7,559,574 ordinary shares and there were 508,173 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,138,215	$13.05	8.05	$11,229
Granted	947,002	0.03
Exercised	(375,416)	1.93
Forfeited/expired or cancelled	(998,942)	15.29
Outstanding at September 30, 2022	3,710,859	$10.25	7.6	$1,756
Options exercisable at September 30, 2022	2,271,058	$8.44	6.97	$672

The Company recorded share-based compensation expense related to share options of $948 and $1,693 for the three months ended September 30, 2022 and 2021, respectively, and $2,596 and $4,639 for the nine months ended September 30, 2022 and 2021, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $87 and $65 for the three months ended September 30, 2022 and 2021, and $226 and $170 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was total unrecognized compensation cost of $11,401 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the nine months ended September 30, 2022, the Board of Directors approved the issuance of options to purchase 947,002 ordinary shares to employees under the 2020 Plan, including 944,002 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $0.13 and $8.00 for the three months ended September 30, 2022 and 2021, respectively, and $4.13 and $11.49 for the nine months ended September 30, 2022 and 2021, respectively.

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

In August 2022, the Board of Directors approved the issuance of 34,659 restricted share units to its employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In September 2022, the Board of Directors approved the issuance of 50,317 restricted share units to its employees. The restricted share units vest over four years from the date of grant with 25% vesting per year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

The Company withholds a portion of the restricted share units granted to its non-employee directors upon vesting in order to remit a cash payment to the directors equal to their tax expense. At September 30, 2022, the Company recognized a liability for outstanding and nonvested restricted share units held by non-employee directors of $148. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets.

The Company recorded share-based compensation expense related to restricted share units of $958 and $65 for the three months ended September 30, 2022 and 2021, respectively, and $3,151 and $195 for the nine months ended September 30, 2022 and 2021, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $67 for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, there was total unrecognized compensation cost of $6,785 related to nonvested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the restricted share unit activity as of and for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	369,140	$10.78
Granted	1,413,333	5.23
Vested	(213,245)	9.53
Forfeited or cancelled	(73,622)	7.84
Outstanding at September 30, 2022	1,495,606	$5.86

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

The Company recorded share-based compensation expense related to the restricted share awards of $41 for the three months ended September 30, 2022, and $125 and $770 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was total unrecognized compensation cost of $194 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 1.2 years. There were no restricted share awards that vested during the nine months ended September 30, 2022.

Employee Bonuses Issued in Shares

In 2021, the Company entered into agreements with certain executive employees which allowed for a portion, or all, of their annual bonus for the year ended December 31, 2021 to be paid in the form of the Company’s shares. During the nine months ended September 30, 2022 the Company settled $913 of the total bonus by issuing 189,959 vested options with an exercise price of $0.01 per share.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year. Also, one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022 and concluded on August 31, 2022 with its first purchase occurring on August 31, 2022. The Company issued 74,707 shares under the ESPP as of September 30, 2022. During the three and nine months ended September 30, 2022 the Company recognized share-based compensation expense of $64 and $86, respectively, related to the ESPP.

NOTE 11 — LOSS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share options	3,710,859	4,268,981	3,710,859	4,268,981
Restricted shares	34,436	—	34,436	—
Restricted share units	1,495,606	2,590	1,495,606	2,590
Total	5,240,901	4,271,571	5,240,901	4,271,571

NOTE 12 — REVENUE

The following table reflects revenue recognized for the three and nine months ended September 30, 2022 and 2021 in line with the timing of transfer of services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from services delivered at a point in time	$19,435	$22,621	$65,468	$64,030
Revenue from services delivered over time	12,685	9,647	39,113	29,706
Total	$32,120	$32,268	$104,581	$93,736

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract liabilities from advance customer payments, beginning of the period	$459	$1,811	$1,874	$1,083
Contract liabilities from advance customer payments, end of the period (1)	1,467	1,808	1,467	1,808
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	250	179	775	121

(1)	Contract liabilities from advance customer payments, end of period consisted of $479 and $740 recorded in other current liabilities in the condensed consolidated balance sheets at September 30, 2022 and 2021, respectively and $989 and $1,067 recorded in other liabilities in the condensed consolidated balance sheet at September 30, 2022 and 2021, respectively.

NOTE 13 — SEGMENT REPORTING

The Company’s reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operators to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gaming. The B2C segment, which includes the operations of Coolbet since January 1, 2021, develops and operates a B2C online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

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

Summarized financial information by reportable segments for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$12,685	$19,435	$32,120	$11,175	$21,093	$32,268
Cost of revenue(1)	2,173	7,262	9,435	3,583	7,218	10,801
Segment gross profit	$10,512	$12,173	$22,685	$7,592	$13,875	$21,467

(1)	Excludes depreciation and amortization expense

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the three months ended September 30, 2022 and 2021, one customer in the B2B segment individually accounted for 22.5% and 14.7% of total revenue, respectively.

Summarized financial information by reportable segments for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$39,905	$64,676	$104,581	$34,349	$59,387	$93,736
Cost of revenue(1)	9,015	22,583	31,598	8,632	21,244	29,876
Segment gross profit	$30,890	$42,093	$72,983	$25,717	$38,143	$63,860

During the nine months ended September 30, 2022 and 2021, one customer in the B2B segment individually accounted for 20.2% and 13.5% of total revenue, respectively.

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross profit (1)	$22,685	$21,467	$72,983	$63,860
Sales and marketing	6,757	5,657	20,122	15,238
Product and technology	4,998	5,492	19,140	15,564
General and administrative(1)	10,185	12,888	33,265	35,217
Impairment	—	—	28,861	—
Restructuring	—	—	1,771	—
Depreciation and amortization	5,893	4,560	16,862	12,686
Interest expense, net	1,450	—	2,521	1
Other income	(13)	—	(283)	—
Loss before income taxes	$(6,585)	$(7,130)	$(49,276)	$(14,846)

(1)	Excludes depreciation and amortization expense

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
B2B:
Platform and content license fees	$9,988	$8,743	$31,208	$27,252
Development services and other	2,697	2,432	8,697	7,097
Total B2B revenue	$12,685	$11,175	$39,905	$34,349

B2C:
Sportsbook	$7,763	$7,886	$28,023	$27,794
Casino	11,093	12,323	34,924	29,306
Poker	579	884	1,729	2,287
Total B2C revenue	19,435	21,093	64,676	59,387
Total revenue	$32,120	$32,268	$104,581	$93,736

Revenue by location of the customer for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$10,320	$9,107	$33,531	$28,186
Europe	10,574	11,598	33,343	36,855
Latin America	9,492	9,854	32,910	23,711
Rest of the world	1,734	1,709	4,797	4,984
Total revenue	$32,120	$32,268	$104,581	$93,736

NOTE 14 — INCOME TAXES

The Company’s effective income tax rate was (5.4)% and (21.7)% for the three months ended September 30, 2022 and 2021, respectively, and (1.0)% and (21.6)% for the nine months ended September 30, 2022 and 2021, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three and nine months ended September 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

NOTE 15 — RESTRUCTURING

In January 2022, we implemented a strategic reduction of our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment. As a result of this initiative, we incurred $1.8 million in restructuring charges related to this plan during the nine months ended September 30, 2022, which are primarily related to employee severance pay and related costs. As of September 30, 2022, the Company had completed its restructuring plan and there were no unpaid restructuring charges.

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

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next, scheduled $3.0 million payment. In March, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement, and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the condensed statement of operations for the year ended December 31, 2021.

On April 5, 2022, the Agreement with the remaining Content Provider was amended and restated. Prior to the amendment, the Company accounted for the hosting arrangement as a service contract and expensed service fees of $1.5 million to cost of revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2022. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $5.5 million was paid during the nine months ended September 30, 2022 with the remaining $4.5 million due in 2022, and $5.0 million in each of the years 2023 through 2025. Fixed fee payments are presented in the condensed consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The amended and restated Agreement is accounted for as a business combination. The consideration transferred in exchange for the identifiable intangible assets is comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The contingent consideration represents additional amounts which the Company expects to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent liability is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent consideration was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent consideration was initially recognized upon execution of the amendment to the Agreement and is recorded within content licensing liabilities within the condensed consolidated balance sheet at September 30, 2022. Refer to Note 4 – Acquisition for further detail.

At September 30, 2022 the present value of the remaining fixed fee payments remaining under the agreement of $15.2 million and the contingent content liability of $4.4 million are recorded in content licensing liabilities in the condensed consolidated balance sheet. The Company recognized imputed interest expense of $0.4 million and $0.8 million during the three and nine months ended September 30, 2022, respectively, related to the content licensing liabilities in other loss, net in the condensed consolidated statement of operations.

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

On May 13, 2022, the CTA issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. On June 1, 2022 the CTA issued the first non-compliant list of unregistered foreign digital services providers to enact enforcement of this withholding; Coolbet was not named on this list. As of September 30, 2022 and through the date of filing, the Company has not received formal notification of any VAT liability due to the CTA.

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

Due to the obligation being established by the governing law, a liability appears to be probable. However, the Company believes the application of VAT on gross customer deposits, as clarified by the CTA, does not represent a reasonable application of the law to the economic substance of the Company’s services. VAT calculated as currently contemplated would result in liabilities far in excess of actual earned revenues and would result in a material loss to the Company. The Company has engaged outside counsel to formally approach the CTA on behalf of the Company to attempt to agree upon a more reasonable application of the VAT law, taking into account the Company’s specific facts and circumstances. If any agreement is reached with the CTA, it is possible that the application would be applied retroactively to Coolbet’s Chilean activity as of June 1, 2020. As of September 30, 2022, the Company has not yet formally agreed on any application of the VAT law with the CTA. As a result, the Company has determined that a liability is not reasonably estimable as of September 30, 2022. However, if the Company and the CTA are able to agree on an application other than deposits, this could result in a material loss when considering the retroactive application.

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

The B2B segment develops, markets and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. In 2022, we won a prestigious industry award from EGR North America – Best Customer Onboarding Partner – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos. GAN Sports, our newest product offering following the acquisition of Coolbet, launched in September 2022 and aims to provide a best-in-class B2B sports betting product in the U.S. and Canada. In July 2022, GAN was named a “Rising Star in Sports Betting” for the SBC North America Awards 2022.

The B2C segment includes the operations of Coolbet. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada. In April of 2022, Coolbet won a prestigious award at the International Gaming Awards in London – Mobile Operator of the Year – in recognition of our user-friendly mobile site and available innovative product features. In September 2022, Coolbet won the Northern European Operator of the Year award at the SBC Awards 2022 in Barcelona.

To meet demand and serve our growing number of U.S. casino operator clients, we continue to invest in our software engineering capabilities and expand our operational support. The most significant component of our operating costs generally relate to our employee salary and benefits costs. Also, operating costs include technology and corporate infrastructure related-costs, as well as marketing expenditures with a focus on increasing and retaining B2C end-users.

Our net loss was $6.9 million and $8.7 million for the three months ended September 30, 2022 and 2021, respectively, and $49.8 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$32,120	$32,268	$(148)	(0.5)%
Operating costs and expenses
Cost of revenue(1)	9,435	10,801	(1,366)	(12.6)%
Sales and marketing	6,757	5,657	1,100	19.4%
Product and technology	4,998	5,492	(494)	(9.0)%
General and administrative(1)	10,185	12,888	(2,703)	(21.0)%
Depreciation and amortization	5,893	4,560	1,333	29.2%
Total operating costs and expenses	37,268	39,398	(2,130)	(5.4)%
Operating loss	(5,148)	(7,130)	1,982	(27.8)%
Interest expense, net	1,450	—	1,450	n.m.
Other income	(13)	—	(13)	n.m.
Loss before income taxes	(6,585)	(7,130)	545	(7.6)%
Income tax expense	356	1,548	(1,192)	(77.0)%
Net loss	$(6,941)	$(8,678)	$1,737	(20.0)%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended September 30,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$10,320	$9,107	32.1%	28.2%	$1,213	13.3%
Europe	10,574	11,598	32.9%	35.9%	(1,024)	(8.8)%
Latin America	9,492	9,854	29.6%	30.5%	(362)	(3.7)%
Rest of the world	1,734	1,709	5.4%	5.4%	25	1.5%
Total revenue	$32,120	$32,268	100.0%	100.0%	$(148)	(0.5)%

Revenue

Revenue was $32.1 million for the three months ended September 30, 2022, a decrease of $0.1 million from the comparable period in 2021. The decrease was primarily attributable to decreases in B2C revenues of $1.7 million driven by unfavorable impacts of revenues derived from currencies which weakened relative to the U.S. Dollar. The decrease was offset by an increase in our B2B revenues of $1.5 million, driven by increases related to new content revenues and expansion into new markets, such as Ontario, Canada.

Revenue fluctuations across our international markets are primarily a result of our B2C operations, which accounted for $0.6 million of the decreased revenues in Europe and the full $0.4 million increase in Latin America. The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $9.4 million for the three months ended September 30, 2022, a decrease of $1.4 million from the comparable period in 2021, which was primarily attributable to lower costs related to B2B hardware sales incurred in the prior period that did not recur in the current period.

Sales and Marketing

Sales and marketing expense was $6.8 million for the three months ended September 30, 2022, an increase of $1.1 million from the comparable period in 2021. The increase was primarily attributable to increased sales and marketing activities within our B2C operations to attract additional end-users.

Product and Technology

Product and technology expense was $5.0 million for the three months ended September 30, 2022, a decrease of $0.5 million from the comparable period in 2021, primarily due to the strengthening of the U.S. Dollar relative to compensation costs incurred in foreign currencies.

General and Administrative

General and administrative expense decreased $2.7 million of which $1.3 million was attributable to foreign exchange transaction gains primarily as a result of the strengthening of the U.S. Dollar relative to the British Pound. Additionally, personnel and office costs decreased $0.9 million and professional fees decreased $0.4 million as a result of our restructuring efforts and cost saving initiatives executed during the year.

Depreciation and Amortization

Depreciation and amortization expense was $5.9 million for three months ended September 30, 2022, an increase of $1.3 million from the comparable period in 2021. The increase was primarily due to the amortization expense recognized on acquired intangible assets related to the Company’s content licensing arrangement.

Income Tax Expense

We recorded income tax expense of $0.4 million for the three months ended September 30, 2022, reflecting an effective tax rate of (5.4)%, compared to income tax expense of $1.5 million for the three months ended September 30, 2021, reflecting an effective tax rate of (21.7)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended September 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$104,581	$93,736	$10,845	11.6%
Operating costs and expenses
Cost of revenue(1)	31,598	29,876	1,722	5.8%
Sales and marketing	20,122	15,238	4,884	32.1%
Product and technology	19,140	15,564	3,576	23.0%
General and administrative(1)	33,265	35,217	(1,952)	(5.5)%
Impairment	28,861	—	28,861	n.m.
Restructuring	1,771	—	1,771	n.m.
Depreciation and amortization	16,862	12,686	4,176	32.9%
Total operating costs and expenses	151,619	108,581	43,038	39.6%
Operating loss	(47,038)	(14,845)	(32,193)	n.m.
Interest expense, net	2,521	1	2,520	n.m.
Other income	(283)	—	(283)	n.m.
Loss before income taxes	(49,276)	(14,846)	(34,430)	n.m.
Income tax expense	513	3,201	(2,688)	(84.0)%
Net loss	$(49,789)	$(18,047)	$(31,742)	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Nine Months Ended September 30,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$33,531	$28,186	32.1%	30.1%	$5,345	19.0%
Europe	33,343	36,855	31.9%	39.3%	(3,512)	(9.5)%
Latin America	32,910	23,711	31.5%	25.3%	9,199	38.8%
Rest of the world	4,797	4,984	4.5%	5.3%	(187)	(3.8)%
Total revenue	$104,581	$93,736	100.0%	100.0%	$10,845	11.6%

Revenue

Revenue was $104.6 million for the nine months ended September 30, 2022, an increase of $10.8 million from the comparable period in 2021. The increase was attributable to an increase of $5.6 million in our B2B revenues, which was driven by the growth in existing customers and an increase in development revenues, and an increase of $5.3 million in our B2C revenues attributable to active customer growth in Latin America.

In Europe, $3.6 million of the decreased revenue was attributable to our B2C revenues in Euros weakening relative to the U.S. Dollar, despite underlying increases in revenues denominated in Euros. The B2B segment further experienced declines in its RMiG business in Europe that resulted in an additional $1.6 million decrease in revenue.

The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $31.6 million for the nine months ended September 30, 2022, an increase of $1.7 million from the comparable period in 2021. Of this increase, $1.3 million was attributable to our B2C operations’ cost of gaming revenues driven primarily by higher gaming duties of $0.3 million and content license fees costs of $0.6 million as a result of increased revenues, and higher processing fees of $0.2 million due to increased deposit and withdrawal activity on www.coolbet.com. Within our B2B segment, the cost of revenue increase was primarily driven by a $1.5 million increase in service fees paid to a third-party content provider related to a content licensing agreement the Company entered into in the second quarter of 2021, offset by a $0.6 million decrease in cost of hardware sales recognized during the prior period that did not recur during the current period. Other decreases of $0.5 million in B2B cost of revenues were primarily the result of decreased content license fees costs that were driven by decreased revenues in Europe and the U.S. SIM business.

Sales and Marketing

Sales and marketing expense was $20.1 million for the nine months ended September 30, 2022, an increase of $4.9 million from the comparable period in 2021. Of the increase, $5.3 million was attributable to increased sales and marketing activities within our B2C operations in order to attract additional end-users. This increase was partially offset by a decrease of $0.6 million in share-based compensation expense related to personnel in our sales and marketing functions.

Product and Technology

Product and technology expense was $19.1 million for the nine months ended September 30, 2022, an increase of $3.6 million from the comparable period in 2021, due to higher net salaries and related employee costs net of capitalized costs (which include an increase in related share-based compensation of $0.3 million), as we ramped up our development team and invested in both our B2B and B2C platforms to serve our new and existing customers.

General and Administrative

General and administrative expense was $33.3 million for the nine months ended September 30, 2022, a decrease of $2.0 million from the comparable period in 2021. This decrease was due primarily to a decrease of $2.3 million attributable to a reduction in professional fees resulting in an ongoing effort to in-source our back-office and development functions, a decrease of $1.6 million in sales tax expense and a decrease of $0.2 million in bad debt expense. These decreases were offset by an increase in software and technology costs of $1.0 million and office and related expenses of $0.8 million as we made investments to streamline our operations.

Impairment

The stock trading price of our publicly traded shares and resulting market capitalization of our business has experienced a significant and sustained decline since our acquisition of Coolbet. As a result, we performed interim quantitative goodwill impairment assessments as of June 30, 2022 and September 30, 2022. As a result of our impairment test as of June 30, 2022 we recognized an impairment of $28.9 million to goodwill within our B2B reporting segment. The interim quantitative impairment assessment as of September 30, 2022 did not result in an additional impairment to goodwill.

Restructuring Expenses

Restructuring expenses were $1.8 million for nine months ended September 30, 2022. These expenses related to employee severance pay and related costs as a result of a restructuring plan we implemented in January 2022. The goal of the restructuring plan is to strategically reduce our existing B2B workforce to simplify and streamline our organization and strengthen the overall profitability of our B2B segment.

Depreciation and Amortization

Depreciation and amortization expense was $16.9 million for nine months ended September 30, 2022, an increase of $4.2 million from the comparable period in 2021. Of the increase, $2.9 million was due to the amortization expense recognized on acquired intangible assets related to the Company’s content licensing arrangement. The remaining increase was attributable to higher depreciation and amortization of new assets placed in-service as a result of product launches that occurred during the prior periods.

Income Tax Expense

We recorded income tax expense of $0.5 million for the nine months ended September 30, 2022, reflecting an effective tax rate of (1.0)%, compared to income tax expense of $3.2 million for the nine months ended September 30, 2021, reflecting an effective tax rate of (21.6)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for nine months ended September 30, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our segment results for the periods indicated:

	Three Months Ended September 30,		Percentage of Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$12,685	$11,175	100.0%	100.0%	$1,510	13.5%
Cost of revenue(1)	2,173	3,583	17.1%	32.1%	(1,410)	(39.4)%
B2B segment gross profit	$10,512	$7,592	82.9%	67.9%	$2,920	38.5%
B2C
Revenue	$19,435	$21,093	100.0%	100.0%	$(1,658)	(7.9)%
Cost of revenue(1)	7,262	7,218	37.4%	34.2%	44	0.6%
B2C segment gross profit	$12,173	$13,875	62.6%	65.8%	$(1,702)	(12.3)%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue increased $1.5 million primarily due to an increase in platform and content license fees revenue of $1.2 million resulting from new content and organic growth within the U.S. RMiG business. Development and other services revenue contributed $0.3 million to the increase as a result of expansion into new markets, such as Ontario, Canada.

B2B cost of revenue decreased $1.4 million primarily related to hardware sales recognized in the prior period which did not recur in the current period.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, increased by 38.5% primarily driven by an increase in platform and content license fees revenue of $1.2 million, related to organic growth within RMiG revenues and content license fees revenues related to an amended of a content licensing arrangement that did not have related costs of revenue in the current period and did not occur in the prior period.

B2C Segment

B2C revenue decreased $1.7 million primarily due to the weakening of the currencies in which we derive our B2C operations’ revenues relative to the U.S. Dollar.

B2C cost of revenue stayed relatively consistent as the increase in gaming duties of $0.3 million, due to entering into new jurisdictions, was offset by a decrease in content license fees costs of $0.3 million.

Segment gross profit for B2C, which excludes depreciation and amortization expense, decreased by 12.3%. This decrease was primarily driven by a decrease in revenues as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth our segment results for the periods indicated:

	Nine Months Ended September 30,		Percentage of Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$39,905	$34,349	100.0%	100.0%	$5,556	16.2%
Cost of revenue(1)	9,015	8,632	22.6%	25.1%	383	4.4%
B2B segment gross profit	$30,890	$25,717	77.4%	74.9%	$5,173	20.1%
B2C
Revenue	$64,676	$59,387	100.0%	100.0%	$5,289	8.9%
Cost of revenue(1)	22,583	21,244	34.9%	35.8%	1,339	6.3%
B2C segment gross profit	$42,093	$38,143	65.1%	64.2%	$3,950	10.4%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue increased $5.6 million primarily due to an increase in platform and content license fees revenue of $4.0 million resulting from organic growth in existing U.S. customers.

Additionally, B2B development services and other revenue increased $1.6 million, driven by expansion into new markets, such as Ontario, Canada.

B2B cost of revenue increased $0.4 million, primarily driven by a $1.5 million increase in service fees incurred related to the content licensing agreement the Company entered into in the second quarter of 2021 with a content provider. This increase was offset by a decrease of $0.6 million related to hardware sales that occurred during the prior period which did not recur during the current period, and a decrease of $0.4 million in other B2B cost of revenue, primarily attributable to decreased content license fees costs resulting from lower RMiG revenues in Italy.

Segment gross profit margin for B2B, which excludes depreciation and amortization expense, increased by 20.1%, which was primarily driven by increased development and content license fees revenues and decreased revenues and related cost of revenue related to hardware sales that occurred during the prior period which did not recur during the current period.

B2C Segment

B2C revenue increased $5.3 million primarily due to growth in the number of active customers in our Latin American markets during the current period.

B2C cost of revenue increased $1.3 million driven by an increase in content license fees of $0.6 million and $0.3 million in gaming duties, both resulting from increased revenues, and higher processing fees of $0.2 million due to increased deposit and withdrawal activity on www.coolbet.com.

Segment gross profit for B2C, which excludes depreciation and amortization expense, increased by 10.4%, which was primarily driven by an increase in gaming revenues and an increase in gross profit margin as a result of improved processing deals for the nine months ended September 30, 2022.

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

We define Adjusted EBITDA as net loss before interest expense, net, income tax expense, depreciation and amortization, impairments, share-based compensation expense and related expense, restructuring costs and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net loss	$(6,941)	$(8,678)	$(49,789)	$(18,047)
Income tax expense	356	1,548	513	3,201
Interest expense, net	1,450	—	2,521	1
Depreciation and amortization	5,893	4,560	16,862	12,686
Share-based compensation and related expense(1)	1,335	1,700	5,671	5,365
Impairment	—	—	28,861	—
Restructuring	—	—	1,771	—
Adjusted EBITDA	$2,093	$(870)	$6,410	$3,206

(1) Includes $2.1 million and $1.8 million in equity-classified expense for the three months ended September 30, 2022 and 2021, respectively, and $6.1 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively, a benefit of $0.1 million from liability-classified awards for the three months ended September 30, 2021, and a benefit of $0.2 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Such amounts excluded capitalized amounts. Refer to Note 10. Share-based Compensation for further details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
B2B Gross Operator Revenue (in millions)	$277.8	$214.8	$858.6	$650.5
B2B Take Rate	4.6%	5.2%	4.6%	5.3%
B2C Active Customers (in thousands)	261	199	435	306
B2C Marketing Spend Ratio	23%	15%	21%	14%
B2C Sports Margin	6.6%	6.8%	7.0%	7.9%

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

The increase in Gross Operator Revenue for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was driven primarily by expansion of existing clients into new jurisdictions, such as Connecticut and Ontario, Canada, coupled with our launch of RMiG solutions for new customers in existing jurisdictions, such as Michigan. Additionally, customer launches which occurred mid-2021 have now been fully included within the comparable periods of 2022 and increases in Michigan, New Jersey, and Pennsylvania were driven by organic growth from existing customers.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by a growth in development services and other revenue of 11%, which are considered in addition to Gross Operator Revenue. Development and other services revenue increased as a result of expansion into new markets, such as Ontario, Canada. This increase in Take Rate was slightly offset by changes to the mix of revenues within our B2B segment during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, including higher RMiG revenues relative to historical performance, which typically experience a lower Take Rate when compared to other revenue streams.

The decrease in B2B Take Rate for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was driven by a growth in Gross Operator Revenue without a proportional growth in net segment revenue due to a larger portion of B2B revenues coming from lower Take Rate revenue streams which have outpaced historical performance. This was driven by patent revenue, which is earned based on the transfer of the patent and not derived from Gross Operator Revenue, recognized during the nine months ended September 30, 2021 that did not recur in the current period.

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

The increase in B2C Active Customers for the three and nine months ended September 30, 2022 was primarily driven by customer acquisition in Latin America and high customer retention during the current period.

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

The increase in B2C Marking Spend Ratio for the three and nine months ended September 30, 2022 was primarily driven by increased marketing spend in Latin America, and Ontario, Canada and higher customer acquisition costs as a result of entering into the Ontario market, and several marketing and sponsorship in Latin American to develop greater brand awareness during the current period.

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

The decrease in B2C Sports Margin for three and nine months ended September 30, 2022 was primarily attributable to more favorable outcomes in the prior period related to large sporting events, such as the Copa America Championship and European Football Championship, which occurred in the prior period and did not recur during the current period.

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, and developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital including share repurchases under our share repurchase program.

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

We expect our capital expenditures to continue to increase in the immediate future, as we seek to expand our business through organic growth and potential business acquisitions. Specifically, the key elements of our growth strategy include, but are not limited to, the expansion of our gaming content on our platform, primarily through the Agreements, our launch of the integrated B2B sportsbook technology solution in North America in September 2022, the continued integration of Coolbet’s sports betting technology and international B2C operations, the launch of regulated gaming in new U.S. states, and potential business acquisitions.

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business. In April 2022, we successfully completed a $30.0 million term loan with net proceeds, of which $27.6 million provides us additional flexibility to execute our balanced capital allocation plan centered around the aforementioned investments and our share repurchase program. During the nine months ended September 30, 2022 we repurchased $1.0 million of our own shares as we believed our share price was undervalued and did not reflect the long-term opportunities ahead of us.

We utilized cash in investing activities of $17.5 million and $102.6 million for the nine months ended September 30, 2022 and 2021, respectively. Of these activities, $92.4 million related to the acquisition of Coolbet for the nine months ended September 30, 2021. We made payments during the nine months ended September 30, 2022 related to content licensing fees of $5.5 million. Expenditures related to internally developed capitalized software represented $9.2 million and $8.5 million, respectively, property and equipment (including licenses for internal use software) represented $1.7 million and $1.5 million, respectively.

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

Our primary source of liquidity for our working capital is cash flows generated from operations and our cash on hand of $41.8 million at September 30, 2022, including the funds received in relation to the Credit Facility.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Net cash (used in) provided by operating activities	$(3,559)	$1,350	$(4,909)	n.m.
Net cash used in investing activities	(17,514)	(102,630)	85,116	(82.9)%
Net cash provided by financing activities	27,458	141	27,317	n.m.
Effect of foreign exchange rates on cash	(4,074)	(1,210)	(2,864)	n.m.
Net increase (decrease) in cash	$2,311	$(102,349)	$104,660	n.m.

n.m. = not meaningful

Operating Activities

Net cash used in operating activities increased $4.9 million, primarily resulting from an unfavorable fluctuation in working capital of $6.5 million. These amounts were offset by a decrease in net loss after adjustments to reconcile net loss to cash flows from operations of $1.6 million.

Investing Activities

Net cash used in investing activities decreased $85.1 million primarily as a result of $92.5 million cash paid for the acquisition of Coolbet during the nine months ended September 30, 2021, net of cash acquired. This decrease was primarily offset by increases of $5.5 million in cash payments to third-party gambling content providers for the rights to use and distribute their online gaming content in North America, and an increase of $0.9 million in cash payments for gaming licenses in anticipation of new jurisdictional launches, and $0.8 million in spend for capitalized software development costs primarily related to product enhancements, and new features for both the B2B and B2C platforms.

Financing Activities

Net cash provided by financing activities increased by $27.3 million primarily due to $27.6 million net cash proceeds associated with the Credit Facility, net of issuance costs, as well as $0.6 million in offering cost payments made in the prior period related to our acquisition of Coolbet which did not occur in the current period. These amounts were partially offset by our use of $1.0 million related to our share repurchase program during the current period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company’s management and audit committee of the board of directors also determined that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness. While the Company has actively begun to implement controls to remediate the material weaknesses, these weaknesses have not been resolved as of September 30, 2022.

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

Our B2C operations currently generate a significant portion of its revenues in markets that currently do not have a local licensing scheme, including Latin America and Northern Europe. Certain of those markets, or other markets where we may operate in the future, are in the process of developing regulations that require registration and regulatory compliance or could do so in the near term. The adoption of regulations and licensing requirements may increase costs, reduce net gaming revenue or require us to cease operations depending on the range of unforeseen developments in proposed rules and regulations governing online gaming in the international markets in which we currently operate.

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

Macroeconomic conditions can materially adversely affect the Company’s business, results of operations and financial condition.

Recent adverse macroeconomic conditions, including inflation, higher interest rates, slower growth or recession, the strengthening of the U.S. dollar, and corresponding currency fluctuations can have an adverse material impact on the Company’s future results of operations, cash flows, and financial condition, particularly with respect to foreign currency adjustments relating to our international operations. Such conditions may also affect consumers’ willingness to make discretionary purchases, and therefore the Company, along with its casino operator customers, may experience a decline in wagering. A downturn in the economic environment can also lead to increased credit and collectibility risk on the Company’s trade receivables, limitations on the Company’s ability to issue new debt, and reduced liquidity.

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

During the three months ended September 30, 2022, the Company had no share repurchases under this program. The approximate dollar value of shares that may yet be purchased under the plan was $4.0 million as of September 30, 2022.

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

GAN Limited

Date: November 14, 2022	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ KAREN E. FLORES
Karen E. Flores
Chief Financial Officer
(Principal Financial and Accounting Officer)

