Form 10-K
period 2022-12-31
GAN Ltd
filed 2023-04-14
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39274

GAN LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Spectrum Center Drive, Suite 1900

Irvine, California 92618

(833) 565-0550

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Ordinary Shares, par value $0.01 per share	GAN	The Nasdaq Stock Market LLC

Securities pursuant to under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of June 30, 2022, based on last sale price as reported on The Nasdaq Capital Market on that date, was approximately $118.1 million.

At March 22, 2023, there were 43,138,935 ordinary shares outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report of the registrant’s definitive Proxy Statement for the 2023 Annual Shareholder Meeting, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GAN LIMITED

2022 ANNUAL REPORT ON FORM 10-K

Except as otherwise required by the context, references to “GAN,” “GAN Limited,” “the Company,” “we,” “us” and “our” are to GAN Limited, a Bermuda exempted company limited by shares, and its subsidiaries. References to “Coolbet” are to Vincent Group p.l.c., a Malta public limited company and its subsidiaries, which was acquired by GAN Limited on January 1, 2021.

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

PART I

ITEM 1. BUSINESS

GAN Limited is an exempted holding company organized in Bermuda and through its subsidiaries, consists of two lines of business. We are a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Beginning with our acquisition of Coolbet in January 2021, we are also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, which offers individuals located in select markets in Northern Europe, Latin America and Canada access to a digital portal for engaging in sports betting, online casino games and poker.

In our B2B segment, we feature our technology platform, which we market as the GameSTACK™ internet gaming platform (“GameSTACK”). The B2B segment develops, markets and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. GAN Sports, our newest product offering following the acquisition of Coolbet, launched in September 2022 and aims to provide a best-in-class B2B sports betting product in the U.S. and Canada through self-service kiosks on-premises at land-based casinos as well as mobile versions. Our GameSTACK platform and related support services are geared towards casino operators, with an emphasis on land-based commercial and tribal casinos in the United States, although we have deployed our platform in other geographies, such as the United Kingdom, Italy, Australia, and Canada. We also market our platform to gaming partners, such as online sportsbooks and gaming content developers, who provide us with an indirect channel into casino operators. This segment is primarily focused on enabling the U.S. casino industry’s ongoing digital transformation, which is accelerating following the repeal of a federal ban on sports betting in May 2018. Our customers rely on our platform to run their online casinos and sportsbooks legally, profitably and with engaging content. GameSTACK and GAN Sports enables us to offer a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), online sports betting, as well as (“simulated gaming” or “SIM”).

In our B2C segment, we operate a B2C casino and sports betting platform doing business as “Coolbet” that is accessible for gambling through the website www.coolbet.com in markets across Northern Europe, Latin America and Canada with over 1.2 million registered customers as of December 31, 2022. Coolbet holds gambling licenses in Estonia, Malta, Sweden, Canada, and Mexico. The majority of Coolbet’s website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams. In 2022, our B2C revenue was generated from online casino games, online sports betting and online peer-to-peer poker, which comprised 54%, 43% and 3% of total revenue, respectively. B2C revenue increased 11.3% from $78.6 million in 2021 to $87.5 million in 2022. In addition to providing complementary technology to our B2B segment, we believe our B2C segment provides diversification of revenue streams and growth opportunities in international markets.

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

In 2010, we released the first version of our GameSTACK enterprise software platform for our first platform customer to launch a new internet gambling business in Europe as a complement to existing retail bingo gaming business, and following the launch of an internet casino for a casino operator customer operating on the GameSTACK platform in the State of New Jersey in 2013, we were the first technology platform provider to accept and process a deposit online in the State of New Jersey and processed the first legal online bet on our proprietary blackjack game. Our casino operators have continued to rely on GameSTACK to launch their online casinos in new and existing U.S. states that adopted applicable legislation.

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

In 2022, we began to expand both our B2B and B2C footprints into other countries in North America. In April 2022, we launched a B2B customer on our GameSTACK technology platform in the Ontario, Canada market and in January 2023 we launched our Coolbet B2C casino in the regulated Mexican market.

In September 2022 we launched GAN Sports, a modern sportsbook technology platform based on the award-winning Coolbet technology that has been adapted for the U.S. B2B market. In February 2023, we launched GAN Sports, an  in-house online and retail sports betting technology platform, on over 100 kiosks at the Encore Boston Harbor WynnBET sportsbook.

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

On June 22, 2021, the Parliament of Canada passed Bill C-218 - the Safe and Regulated Sports Betting Act, which removed the Canadian federal ban on domestic sportsbook betting in Canada, opening its provinces to allow single-game sports betting, and in April 2022 Ontario became the first province in Canada to regulate online gambling.

As of December 31, 2022, more than 30 U.S. states have approved legalized sports betting, along with Washington D.C., and real money iGaming is also presently legal in seven states. Each state or jurisdiction has unique regulatory and licensure requirements, and our ability to rapidly customize deployments and submit expeditiously for individual state gaming licensure has been a vital contributor to our success in the U.S. market. We enable our customers to deploy iGaming and online sportsbook offerings to their end users quickly, capturing valuable early-mover advantages in their relevant markets, such as the January 2021 launch in Michigan and the April 2022 launch in Ontario, Canada. We are presently licensed or approved to operate our RMiG platform in more than a dozen U.S. states, as well as Ontario, Canada and plan to continue to evaluate new opportunities to provide services in additional U.S. states 2023 and beyond.

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

Our Operating Models

B2B

Our product strategy for GameSTACK and GAN Sports is to provide a unified, flexible and highly scalable platform that can be rapidly deployed for RMiG and online sports betting. In addition to our platform, we offer a range of development, marketing and customer support services designed to fast-track deployments and provide ongoing operational support following commercial launch.

Our GameSTACK platform and related support services are designed to help our customers rapidly launch and scale their iGaming and online sportsbook operations. Our iGaming offerings support both social, or “freemium,” simulated online casino gaming in regulated and unregulated markets as well as RMiG for deployment in regulated markets. We measure the level of player engagement through key performance measures including Gross Operator Revenue, which we define as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports wins from sportsbook offerings, which we track for both SIM and RMiG operations.

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

We believe there is a large and growing number of additional potential new customers for GameSTACK in selected U.S. states that have formally passed online sports betting but have not yet implemented a regulatory framework for governing online real money iGaming in these states. Also, we believe that as newly regulated U.S. states generate real tax revenue for their respective state treasuries that more states will evaluate, develop, and pass online gaming legislation. The Company has the unique ability to absorb and support this expansion. For example, in January 2021, we simultaneously launched three operators online in Michigan, including our existing customer, FanDuel Group, Inc.’s (“FanDuel”) online casino and two new customers, Churchill Downs’ brand TwinSpires and Wynn Resorts’ WynnBET.

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

Our RMiG instances of GameSTACK incorporate comprehensive player registration, account funding and back-office accounting and management tools. In the United States, real money iGaming applications must comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Consequently, our RMiG customers must physically deploy our platform within their state’s borders, typically inside their retail casino premises in order to comply with intrastate regulatory mandates. Our customers generally procure the computer hardware on which our software is deployed inside of our customers’ data centers.

GAN Sports retail and online sportsbook

GAN Sports, our newest product offering following the acquisition of Coolbet, is offered as an online and retail solution to U.S. casino operators as a complete turnkey solution for sports betting technology. The GAN Sports retail offering allows our customers to launch and operate their sportsbooks on their properties through self-service kiosks, with the ability to add an on-premises or statewide mobile versions.

Super Remote Gaming Server

GameSTACK may also be configured as a “super” remote gaming server (“Super RGS”), otherwise known as a remote gaming server aggregator, which can be deployed on behalf of existing internet casino operators in various U.S. states that are operating on their own proprietary or third-party platform. Super RGS provides these operators with access to all of our proprietary games, our current (and all future) remote gaming server integrations, as well as our content library of more than 4,000 internet casino games. Super RGS creates a technical and commercial vehicle for us to deliver our proprietary casino content and third-party game content across the entirety of the relevant U.S. intrastate markets. Our Super RGS provides for a cost and time savings for new and existing market operators to more efficiently manage their game content.

Simulated Gaming

Our SIM product is custom-designed for the U.S. casino operators seeking to bring their retail brand online and create a new internet gaming experience delivered as an amenity to their players and leveraging their on-property rewards program using the common code base shared with GameSTACK for RMiG. For SIM implementations, we design the casino operator’s mobile application and website with a branded experience that is consistent with the casino operator’s brand and market positioning. Our iSight technology provides management tools and streamlines player registration and account funding. We generally host our customers’ SIM operations on a combination of proprietary and cloud servers.

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

Non-U.S. B2C

B2C Product Offerings

We operate the B2C gaming site www.coolbet.com outside of the U.S., which predominantly operates in select Northern Europe and Latin America markets. The site offers sports betting, poker, casino, live casino and virtual sports. Coolbet.com is built on proprietary software, including a proprietary sportsbook engine and risk management tools, enabling us to offer a highly differentiated entertainment experience when compared to other B2C gaming sites who rely on third-party technology stacks. Because we predominantly rely on in-house technology, we can rapidly enter new international markets with deeply local and tailor made content. Our B2C product offerings include:

Sports Betting

We manage an award-winning online sportsbook allowing customers to place various types of wagers on the outcome of sporting events around the world. We operate as the bookmaker and offer a large variety of betting types in a given event, including both pre-match and in-play (placed after a sports event has begun) wagers. We offer the ability to place bets on all major sports including soccer, basketball, baseball, American football, ice hockey and tennis, as well as emerging sports such as eSports and smaller sports. Coolbet’s proprietary sportsbook features specialist odds compiled by in-house product experts, which leads to more attractive odds and offers on local sports events and a higher value proposition for customers.

Online Casino

We offer thousands of digital and live dealer casino games provided by recognized game content creators, integrated into our proprietary technology. The casino product features many proprietary features and functionalities driving customer engagement. Live Casino, through its digital online casino offering in selected markets, allows customers to place wagers and play games through a real-time streaming video solution. Coolbet.com offers customers a catalog of over 3,000 third-party iGaming titles across skill-based games such as Poker and chance-based games, such as digital slot machines and table games such as Blackjack and Roulette.

Poker

Poker allows registered customers to play poker against each other in cash games and tournaments directly on the website www.coolbet.com in real-time.

Growth Strategy

Key elements of our growth strategy include:

Growing GAN Sports, primarily through retail sports betting. GAN Sports is a modern sportsbook technology platform built upon the award-winning Coolbet technology that has been adapted for the U.S. B2B market. GAN Sports successfully debuted for Island View Casino in Gulfport, Mississippi on September 27, 2022. The second deployment, at the WynnBET Sportsbook at Encore Boston Harbor, occurred on Tuesday, January 31, 2023. We expect to deploy GAN Sports for Station Casinos LLC (“Station Casinos” or “Station”) in 2023 throughout the Las Vegas local market, subject to regulatory approval. The Las Vegas local gaming market is the second largest gaming market in the United States. We intend to deliver installations of GAN Sports with existing and new customers in regulated U.S. gaming markets, with existing and new customers for markets that legalize sports betting, and replace competitor’s product offerings in existing markets.

Supporting our existing B2B customers as they continue to scale their respective iGaming and online sportsbook and retail gaming operations. Gross Operator Revenue generated on our platform in 2022 increased by 32.9% to $1,224.4 million in 2022, up from $921.1 million in 2021. As our customers’ online businesses continue to grow, we intend to deploy the necessary additional internal resources to support their omnichannel requirements. We will, for instance, continue to invest in our GameSTACK platform’s functionality by expanding the gaming content library and third-party integrations, and will move expeditiously to obtain regulatory approvals to operate in new U.S. states. Additionally, our new B2B GAN Sports offering allows us to compete as a full enterprise solution.

Continue to grow our B2C revenues. Coolbet’s revenue increased by 11.3% to $87.5 million in 2022, up from $78.6 million in 2021. We intend to further augment this growth by increasing market share in our existing markets through increased brand building and marketing efficiencies while continuing to add: (i) new and increasingly popular wagering options, (ii) more localized sporting event content in our existing jurisdictions, and (iii) innovative and popular games in our casino library.

Securing new B2B casino operator customers in existing and new regulated markets. We continuously engage with new casino operators in U.S. states that have adopted regulated forms of RMiG and online sports betting, and are investing in sales and marketing initiatives to aggressively pursue new deployment opportunities of our enterprise solutions, including our GAN Sports mobile and retail solutions as well as GameSTACK.

Growing our international business. In addition to our focus on the U.S. market, we intend to expand our B2C business in select Latin American markets such as Mexico. Coolbet’s B2C model has operated at scale primarily in Northern Europe and Latin America and provides us with a fast-growing international strategy incremental to our B2B international market presence.

Competition

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. Our B2B operations face competition primarily from: (i) online casino content suppliers that provide content direct to consumers; (ii) retail casino operators that develop their own proprietary online gaming capabilities; and (iii) other similar existing or developing technology providers that develop competing platforms.

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

We believe the principal competitive factors in our B2C operations include the overall customer mobile and online experience, better and more reliable odds making, ease of use and our customer service.

Customers and Ecosystem

Our principal B2B customers are retail casino operators and online casino brands.

Our retail casino operator customers typically require a regulatory compliant and complete enterprise technology solution provider for setting up, launching and operating an internet gaming business to drive incremental and complementary revenues to their existing retail gaming business. When a U.S. casino looks to expand online, there is a small group of potential technology vendors available to serve their needs, and an even smaller subset of companies which are B2B-only business and fully licensed for U.S. internet gaming. We believe we are one of the few companies whose operational know-how and proven track record of excellence represent a substantial competitive advantage. In addition, we believe our strategic U.S. patent covering the important linkage of an iGaming account with a land-based casino rewards account provides us with an additional competitive advantage.

New retail and online casino operator customers who use our GAN Sports and GameSTACK enterprise solutions require a cutting-edge platform and sportsbook, often to replace their existing technology. Our full enterprise solution, including retail sports, mobile sports, and platform technologies, provides our customers with flexibility to meet their specific needs, from customers that require an all-encompassing market, customer, and sports trading services solution, to those larger self-managed operator customers looking to operate on a cutting-edge technology. Beyond our GAN Sports sportsbook content, by proactively investing in development resources, we have brought together within GameSTACK a solution which offers the leading service providers spanning payment processing, pre-paid card services, age and identity verification, and geolocation, providing our customers with a best-in-class solution from end-to-end, right out of the box.

The GAN family of casino operator customers represent leading U.S. gaming groups, both retail and online. Some of our casino operator customers utilize our GameSTACK platform specifically for real money iGaming or online social casino, while others utilize our full enterprise solution for RMiG as well as retail and mobile sportsbook. Whether these customer utilize our technology for some or all of their needs, our customers own retail operations spanning over 100 retail locations, operate tens of thousands of slot machine units on their casino gaming floors, and possess millions of dedicated loyalty club card holding players within their loyalty program databases.

For the year ended December 31, 2022, one of our customers, FanDuel, accounted for 20.9% of our total revenue. Beginning in 2013, we partnered with FanDuel’s majority shareholder, Flutter Entertainment plc (formerly known as PaddyPower Betfair plc), to support FanDuel’s rapid deployment of online sports betting sites in selected states that had legalized single-game sports betting. Under our current commercial agreements, we provide access to the GameSTACK platform and provide development and support services to FanDuel in the U.S. and Ontario, Canada.

Our U.S. commercial agreement with FanDuel provided that we were the exclusive provider of their casino gaming operations for a three year period, which exclusivity ended in January 2023. Following the exclusivity period, FanDuel has the right to use other casino gaming solutions, subject to a requirement to pay us revenue calculated as a certain percentage of their net gaming revenue from RMiG operations. Accordingly, we could experience a significant decline in our revenue now that the exclusivity period has expired. We currently support FanDuel’s RMiG casino operations in the U.S. states of Connecticut, Michigan, New Jersey, Pennsylvania, and West Virginia. Our current U.S. commercial contract with FanDuel expires in January 2025.

Our B2C casino and sports betting platform is accessible for wagering through the website www.coolbet.com in markets across Northern Europe, Latin America, and Canada. Coolbet.com originally launched May 2016 and as of December 31, 2022, had over 1.2 million registered customers. The majority of website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams.

Seasonality

Our online sports betting operations experience seasonality based on the relative popularity of certain sporting events, in particular with respect to local and international football seasons and high-profile international and regional tournaments. This seasonality could be exacerbated by cancellations of sporting events in addition to off-seasons, but can also provide increased volume during high-volume events such as the World Cup and overlapping sports calendars.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2022, we had one registered patent in the United States and two registered trademarks in the United Kingdom relating to our proprietary technology. We hold a U.S. patent with a term of 20 years, which expires in 2033, that covers the integration of a retail casino’s on-property rewards and loyalty program with an internet wagering experience, whether offered for real money or virtual-based social casino gaming. Because of the tendency for non-licensed states to implement social casino gaming as an alternative or precursor to RMiG, and our ability to legitimately and comprehensively integrate the unique ability to connect existing retail rewards program with an online gaming experience, we believe that our intellectual property provides a key competitive advantage.

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

Our B2B operations are licensed and regulated by the United Kingdom (“U.K.”) Gambling Commission, the Amministrazione autonoma dei monopoli di Stato (Autonomous Administration of State Monopolies) in Italy, the Alcohol and Gaming Commission of Ontario in Canada, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Indiana Gaming Commission, the West Virginia Lottery Commission, the Michigan Gaming Control Board, the Tennessee Education Lottery Corporation, the Colorado Department of Revenue Division of Gaming, the Arizona Department of Gaming, the Connecticut Department of Consumer Protection — Gaming Division, the Mississippi Gaming Commission, the Arkansas Racing Commission, the Massachusetts Gaming Commission, the Ohio Casino Control Commission, and the Oregon Siletz Tribal Gaming Commission, and Oregon State Police Gaming Enforcement Division. Entry into new geographies will require us to engage with additional regulatory authorities.

Our B2C operations are also required to hold licenses in several jurisdictions. We hold gaming licenses in Estonia, Malta, Sweden, and Ontario, Canada. Our B2C sportsbook technology and technical platform is certified by an accredited third-party according to the licensing requirements of the regulatory authorities of Estonia, Malta, Sweden, and Ontario, Canada. We also have customers in jurisdictions that currently do not have a local licensing scheme. A number of these jurisdictions are evaluating the adoption of a local licensing scheme for the online sports betting and gaming operations that we currently offer. If regulations requiring licensure are adopted in those jurisdictions, we intend to apply for licensing, but we cannot be assured that we will receive licenses in each instance or that changes in regulation will not adversely impact our business.

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

Data Protection and Privacy

As part of our operations, we establish player accounts and receive personal and financial information. Accordingly, our operations are subject to privacy and data protection regulation in the United States, the U.K., the European Union, Asia Pacific, and elsewhere. These laws are rapidly developing and changing. The European Union adopted a comprehensive General Data Protection Regulation (“GDPR”), which came into effect in May 2018, as supplemented by any national laws (such as the Data Protection Act 2018 in the U.K.) and further implemented through binding guidance from the European Data Protection Board. In the United States, several states have adopted revised legislation to expand data breach notification rules and to mirror some of the protections provided by the GDPR. Some states, including California, Colorado, and Connecticut have adopted data protection legislation that requires companies to make significant changes in their data processing operations.

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

Social Responsibility

We maintain an open, honest and responsible approach towards our stakeholders, which include our employees, suppliers, customers, investors and the wider community. As both a B2B provider of games of skill and chance in regulated intrastate internet gaming markets, we have placed our responsible gaming policies and tools at the core of our vision to provide industry-leading entertainment in a socially responsible fashion. Our GameSTACK software platform has a myriad of features for detection and prevention of problem gambling as well as offering tools to end user players to limit their gaming activities online, in compliance with the challenging technical requirements of the U.S. states we are licensed in, as well as other jurisdictions.

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

Human Capital Resources

We are committed to investing in our employees while nurturing a work environment that fosters global and cross functional collaboration. Our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences.

Our Global Workforce

As of December 31, 2022, we had 704 total employees, of which 701 were full-time and 3 were part-time. Approximately 88% of these employees were located outside the United States. The majority of our employees are working within the operations function, which includes the majority of the technical and product employees. The charts below show our global employee population by region and operational function.

Workforce by Region:
Europe	583
United States	83
Latin America	26
Rest of World	12

Workforce by Function:
Operations	87%
Non-operations	13%

As we continue to maintain our footprint across multiple countries, we have refocused efforts on building processes and systems that encourage our employees to adopt a global mindset and ways of working. This refocus means creating more efficient methods for collaborating across multiple time zones and making the time to hone communication skills to further productive and interactive working relationships. This effort also translates to offering programs and employees events at a worldwide scale where all employees are able to bond over shared interests and experiences.

Diversity and Inclusion

A diverse global workforce and an equality, inclusive, and belonging culture is our commitment to the current and future employees. We are committed to promote diversity and inclusion in all our policies, practices, and actions such as hiring, purchasing, and general business practices. We seek to establish an environment of respect and understanding in the workplace and a culture that values and reflects the diverse components of our employees and the communities in which we operate. This past year we implemented a global training on cultural awareness and communication in the workplace among company leaders and managers. We aim to expand this offering to every employee and include the training as part of our annual learning curriculum in the coming year.

Pay and Benefits

We continue to offer market-based, competitive wages and benefits in all markets where we compete for talent. The pay structure has evolved to be positioned around the market median within each market, with variances based on knowledge, skills, years of experience, and performance. We regularly evaluate pay equity, expanding our review to include race/ethnicity in addition to gender. In addition to base wages, our compensation and benefit programs, which vary by country, include short-term incentives, long-term incentives (e.g., cash and share-based awards), employee savings plans with providers for company matching, healthcare and insurance benefits (in the United States), health savings spending accounts with providers for company matching (in the United States), paid time off, leave options, and employee assistance programs. We also encourage our employees to focus on their overall wellness. In 2022, we expanded our traditional monthly fitness reimbursements to include exercise equipment, wellness programs and treatments, and app subscriptions in support of nutrition, behavior based health or activities that encourage movement. We also respect our employees’ needs for flexibility and balance between work and life. We support a flexible working model where employees may work from the office or from home. We also continue to offer support to employees who work from home by providing reimbursement for work related expenses.

Workforce Health and Safety

In 2022, our employees indicated a need for flexibility in where they work. In response, we moved to a model that adapted to the workplace culture and working needs per country. For example, in the United States and United Kingdom, we moved to a remote-first working structure and substantially reduced our office footprint. In Estonia and Bulgaria, employees desire in-office collaboration and are in the office several days a week based on the team’s working schedule.

Employee Engagement

It’s our goal to continue to provide an environment where our employees can be the best versions of themselves and have the support they need to deliver extraordinary results for themselves and our company. Throughout 2022, we expanded our employee engagement programming to accommodate local gatherings where we have a concentrated employee base. For other locales with a much more distributed workforce, virtual group and team events were offered. We also held several global events to build a sense of company community.

Information about Segment and Geographic Revenue

Our segment and geographic revenue information is described in Note 13 to the Consolidated Financial Statements in Item 8 of this report.

Available information

We make available free of charge (other than an investor’s own internet access charges) through our internet website (https://www.investors.gan.com) our Annual Report on Form 10-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an internet site, https://www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and information below, as well as all other information included in this Annual Report on Form 10-K, including our consolidated statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you decide to purchase shares of our common stock. Below, we describe risks that we currently believe are the material risks in connection with our operations. These are not the only risks we face; we are subject to risks that are currently unknown to us, or that we may currently believe are remote or immaterial. If any of these risks or events occurs, our business prospects, financial condition, stock price, and operating results could be harmed.

Summary of the Material Risks Associated with our Business

●	We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability or sufficient liquidity.
●	We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.
●	The online gaming industry is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of market share.
●	Our business operations are subject to substantial variability, which may make it more difficult for us to forecast our financial results, and may negatively impact how investors review our results or prospects.
●	Under our revenue arrangements, if existing customers do not continue the use of our products or services, our results of operations could be materially adversely affected.
●	We have historically relied on a small number of customers for a substantial portion of our revenues.
●	A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact our financial performance.
●	Macroeconomic conditions can materially adversely affect the Company’s business, results of operations and financial condition.
●	We face the risk of fraud, theft, and cheating.

●	We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
●	Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.
●	Our business strategy anticipates substantial growth, and if we fail to adequately scale product offerings and manage our entry into new territories, our business and reputation may be harmed.
●	We rely on relationships with third-party content providers for a significant portion of our revenue.
●	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.
●	We face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.
●	We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.
●	We are subject to risks related to corporate social responsibility, responsible gaming, reputation and ethical conduct.
●	The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.
●	Once a gaming license is granted, or conditionally approved, violations of any gaming related requirements could result in the imposition of fines, penalties, conditions, or limitations, up to and including the revocation of a gaming license for material and/or repeated violations, all of which could adversely affect our operations and financial viability.
●	The online gaming industry is rapidly expanding and evolving, which the proliferation of new and changing regulatory frameworks increases costs and the risk of non-compliance.
●	Our B2C operations generate a significant portion of our revenue from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets, incurring additional expenses in order to comply with any new regulatory scheme, or potentially exiting the market.
●	Our B2C operations generate a significant portion of our revenue in markets where tax regulations are evolving, and could result in additional tax liabilities that could materially affect our financial condition and results of operations.
●	Compliance with evolving data privacy regulations may cause us to incur additional expenses, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
●	Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.
●	We have business operations located in many countries and a significant level of operations outside of the U.S., which subjects us to additional costs and risks that could adversely affect our operating results.
●	Our results of operations may be adversely affected by fluctuations in currency values.
●	The expansion of our business will subject us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.
●	Ownership in our ordinary shares is restricted by gaming laws and our by-laws, and persons found “unsuitable” may be required to dispose of their shares.
●	We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our directors or officers.
●	Our bye-laws restrict shareholders from bringing legal action against our officers and directors and contain provisions that may discourage a change in control.

The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, stock price, financial condition and results of operations.

Risks Related to Our Business

We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability or sufficient liquidity.

Since our inception, we have typically operated at a loss. At December 31, 2022 we had an accumulated deficit of $151.0 million. We incurred a net loss of $197.5 million and $30.6 million for the years ended December 31, 2022 and 2021, respectively. Additional losses would impair our liquidity and may require us to raise additional capital or to curtail certain of our operations in an effort to preserve capital. Incurring additional losses could also erode investor confidence in our ability to manage our business effectively and result in a decline in the price of our ordinary shares. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report and Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for additional information regarding our liquidity position.

We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.

Our success depends in part on our ability to keep pace with continuing changes in technology. Our GameSTACK platform and other software products compete in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors and operators are continuously upgrading their product offerings with new features, functions and gaming content. In addition, we continuously refine our software and technology platform to address regulatory changes in the markets in which we operate or plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings.

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

Because of the rapid growth of our industry, and the relatively low capital barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Some of our customers are land-based casinos that use our GameSTACK platform for rapid access to the online iGaming and sports betting markets. As these customers become more experienced or successful they may look to develop their own proprietary solutions or may look more aggressively at competing platforms. Additionally, our competitors could combine or merge to become more formidable competitors or may adapt more quickly than we can to new technologies, evolving industry trends and changing customer requirements. If we fail to compete effectively, (a) we could be compelled to reduce prices in order to be competitive, which could reduce margins and profitability, or (b) we would lose market shares either of which could materially adversely affect our strategy, our business, results of operations and financial condition.

Our business operations are subject to substantial variability, which may make it more difficult for us to forecast our financial results, and may negatively impact how investors review our results or prospects.

Our B2B revenues are generated from our SIM and RMiG customers which are casino operators, primarily in the United States. Our business growth is substantially dependent on new customer launches in existing markets and customer launches in new markets. Each of these transactions can have a significant impact both on our revenue and expenses. The process for each of these transactions is complex involving sales cycles, licensing requirements, product planning and development and marketing coordination. The success of our efforts to secure a new customer, obtain the necessary licensing and launch in a new market can have a significant impact on our financial position and results of operations. Any failure or delay could cause our revenue or operating results to differ substantially from our operating budget, guidance or analysts’ expectations. It could also render period to period analysis of our operating results more difficult, leading to an increased risk of volatility in the trading price of our ordinary shares.

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

For the year ended December 31, 2022 and 2021, our largest customer FanDuel accounted for 20.9% and 14.8%, respectively, of our total revenue. Our revenues from FanDuel in our B2B segment increased in 2022 with FanDuel’s expansion into Ontario, Canada, but our revenues may experience a significant decline in future periods as our rights as their exclusive provider of casino gaming operations ended in January of 2023. Customer concentration in our B2B segment will tend to be more pronounced as we expand our revenue from a smaller base.

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

Our systems and controls seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these controls will be effective in all situations, and consequently we face exposure to risk relating to its failure to set accurate odds or managing its sports betting risk. We may experience significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes.

Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of wagers during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses could have a material adverse effect on our business, financial condition and results of operations.

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

Recent adverse macroeconomic conditions, including inflation, higher interest rates, slower growth or recession, the strengthening of the U.S. dollar, and corresponding currency fluctuations can have an adverse material impact on the Company’s future results of operations, cash flows, and financial condition, particularly with respect to foreign currency adjustments relating to our international operations. Such conditions may also affect consumers’ willingness to make discretionary purchases, and therefore the Company, along with its casino operator customers, may experience a decline in wagering. A downturn in the economic environment can also lead to increased credit and collectability risk on the Company’s trade receivables, limitations on the Company’s ability to issue new debt, and reduced liquidity.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our information systems and data or to disrupt our ability to provide service. Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Our website may become subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could damage our computer or telecommunications systems, impact our ability to service our customers, adversely affect our operations and the results of operations, and have an adverse effect on our reputation. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution and other critical functions. Although we plan to continuously develop systems and processes to protect our information systems and data, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts will be successful. We may also be subject to regulatory penalties and litigation by customers and other parties whose information has been compromised, all of which could have a material adverse effect on our business, reputation, results of operations and cash flows.

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

We have experienced significant non-cash impairment charges to our goodwill and other intangible assets, which may affect our results of operations in the future.

Goodwill is reviewed for impairment annually, or more frequently if an event occurs or circumstances change that may indicate that fair value of our reporting units may be below their carrying value. We determine fair value considering both the income and market approaches. Definite-lived intangible assets are evaluated for impairment if an event or change occurs such that the carrying amount may not be recoverable. We completed a significant acquisition which has resulted in significant amounts of goodwill and other intangible assets on our balance sheet, of which we recognized a total impairment to (i) goodwill ($136.9 million), (ii) intangible assets ($19.1 million), and (iii) capitalized software development costs ($10.0 million) during the year ended December 31, 2022. These non-cash charges significantly affected our results of operations. Unfavorable changes in the business climate or competitive environment, our revenue forecasts, our market capitalization, capital structure, capital expenditure levels, operating cash flows, as well as adverse legal or regulatory actions or developments could cause material impairments to the carrying value of our intangible assets or intangible assets we may obtain in future periods.

We rely on relationships with third-party content providers for a significant portion of our revenue.

We currently license gaming content from third-party software providers for inclusion in our online games and content offerings. We license these rights to provide our customers with access to online versions of popular casino-based games, reduce our development costs, to expand our content offerings and to shorten our time to market with new products and solutions. Our B2B business model is predicated on sharing revenue with our casino operators. If we were to lose access to popular game titles and content, our casino operators may experience a decline in wagering, reducing their revenue and ours. We could be compelled to pay higher prices for licenses, or incur increased expenses in an effort to develop our proprietary content, but there are no guarantees that we would be successful in either approach. The loss of compelling content could also make our solution and product offering less competitive, and our operators’ customers may look for alternative vendors with access to different content.

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

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of December 31, 2022, we held one issued U.S. patent (patent number 8,821,296 dated September 2, 2014) with multiple claims within that single patent. We generally require our employees, consultants and advisors to enter into invention contribution and confidentiality agreements. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, the laws of many countries, including countries where we conduct business, do not protect our proprietary rights to as great an extent as do the laws of the United States and European countries. The failure of our patent, or our reliance upon copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies.

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

The impact of public health threats or outbreaks of communicable diseases is uncertain. Although our business proved resilient during the COVID-19 pandemic, it is uncertain whether this trend will continue, as the economic disruption and uncertainty caused by the COVID-19 pandemic may be repeated in the event of future severe outbreaks or variants. In the event of a public health crisis, government authorities may, from time to time, implement various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. Any prolonged deviations from normal daily operations could negatively impact our business. Additionally, any prolonged disruption of our content providers, customers, players or regulatory reviewers could delay regulatory approvals or conclusions related to new products or the finalization of new contracts entered into by us.

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

Our B2C operations generate a significant portion of its revenues from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets, incurring additional expenses in order to comply with any new regulatory scheme, or potentially exiting the market.

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

We have identified a material weakness in connection with our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

As previously disclosed, in connection with the audit of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 2021, our management and audit committee concluded that we have material weaknesses in our internal control over financial reporting. Specifically, certain time and functions previously reported as attributable to software development were not applied consistently with applicable accounting principles. In addition, the Company evaluated the accounting for revenue from contracts with customers that include significant customization services, previously recognized upon launch, that only the Company can perform and are necessary for the set-up of instances of the RMiG platform, and concluded the services were not distinct and the related contract consideration should be allocated to the single performance obligation consisting of the right to access the SaaS platform, recognized over time during the estimated term of the arrangement. The Company also identified deficiencies in the design of the control environment whereby the Company did not maintain effective risk assessment over segregation of duties, certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed. The effects of the capitalized software development and revenue recognition errors resulted in an overstatement of capitalized software development costs, net, and an overstatement of development revenue resulting in a restatement of our quarterly reports on Form 10-Q for each of the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as management determined that the aggregate effect of the individual errors in each period was material to the unaudited condensed consolidated financial statements for such quarters.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In 2022, we designed and implemented measures to improve our internal control over financial reporting to remediate the material weaknesses described above, primarily by formalizing and documenting our policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process, and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process. We have also implemented appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights within our B2B segment.

Based on the evaluation completed in the fourth quarter of 2022, our management and audit committee has concluded that these control improvements related to revenue recognition, capitalized software development costs, and segregation of duties within our B2B segment are properly designed and operating effectively as of December 31, 2022, and that the material weakness related to revenue recognition, capitalized software development costs, and segregation of duties with in our B2B segment existing as of December 31, 2021 has been remediated. However, the material weakness related to the segregation of duties over journal entry preparation and approval within the B2C segment has not been remediated. While we are designing and implementing measures to remediate the remaining material weakness in the B2C segment, we cannot predict the success of such measures or the outcome of our assessment of these measures at that time. We can give no assurance that these measures will remediate the remaining material weakness in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to additional restatements of our financial statements or cause us to fail to meet our reporting obligations. Any such failure could also lead to reputational damage and a decrease in the market price of our stock.

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

We are subject to periodic review and audit by U.S. and foreign tax authorities. Tax authorities may disagree with certain tax positions that we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our income tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 400 Spectrum Center Drive, Suite 1900, Irvine, California 92618. In addition to our corporate headquarters, we have regional offices in Bulgaria, Israel, and Estonia. We lease our corporate headquarters and each of our regional offices. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

On May 5, 2020, we affected a reorganization and share exchange in which 21,593,910 ordinary shares of GAN Limited, together with cash consideration in the aggregate amount of £2.0 million, were issued to the shareholders of GAN plc in exchange for all outstanding ordinary shares of GAN plc, after which time GAN plc became a wholly-owned subsidiary of GAN Limited.

On March 22, 2023, we had 118 holders of record of our ordinary shares. A substantially greater number of holders are beneficial owners whose shares are held of record banks, brokers and other nominees. The transfer agent and registrar for our ordinary shares is Continental Stock Transfer and Trust Company.

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

Issuer Purchases of Equity Securities

On May 31, 2022, the Board of Directors re-authorized and extended the share repurchase program initially authorized on November 30, 2021, which permits the Company to purchase up to $5.0 million of the Company’s outstanding ordinary shares on the Nasdaq Stock Market. The extension was publicly announced on June 13, 2022. Repurchases are executed through open market purchases or privately negotiated transactions. The Company may purchase the ordinary shares at the prevailing market price at the time of purchase. The Company is not obligated to acquire any particular number of shares and repurchases may be suspended or terminated at any time. The share repurchase program expired on November 3, 2022.

During the quarter ended December 31, 2022, the Company had no share repurchases under this program.

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

The B2B segment develops, markets and sells instances of and GameSTACK technology, GAN Sports, and iSight Back Office that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. In 2022, we won a prestigious industry award from EGR North America – Best Customer Onboarding Partner – in recognition of our expertise and commitment for delivering industry-leading gaming solutions to land-based casinos and GAN was named a “Rising Star in Sports Betting” for the SBC North America Awards 2022. GAN Sports, our newest product offering following the acquisition of Coolbet, launched in September 2022 and aims to provide a best-in-class B2B sports betting product in the U.S. and Canada.

The B2C segment includes the operations of Coolbet. Coolbet develops and operates an online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America, and Canada. In April of 2022, Coolbet won a prestigious award at the International Gaming Awards in London – Mobile Operator of the Year – in recognition of our user-friendly mobile site and available innovative product features, and in September 2022, Coolbet won the Northern European Operator of the Year award at the SBC Awards 2022 in Barcelona.

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

Our net loss was $197.5 million and $30.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements included in this report. As disclosed in Note 2, the preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. We consider the following to be our most critical accounting estimates that involve significant judgment:

Revenue Recognition

Our revenue recognition policies described in Note 2 – Summary of Significant Accounting Policies, require us to make significant judgments and estimates. Accounting Standards Codification (“ASC”) 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, allocation of the transaction price, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria requires consideration of contract specific facts and circumstances is naturally judgmental, but certain judgments could significantly affect the amount or timing of revenue recognized if we were to reach a different conclusion. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

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

We estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums.

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

The market approach used to test our reporting units included the review of revenue and EBITDA multiples from other publicly traded companies in the industry used to derive their enterprise values and the application of those multiples to the relevant earnings streams within each of our reportable segments.

We confirmed the reasonableness of the estimated reporting unit fair values under the income and market approaches by reconciling those fair values to our enterprise value and market capitalization. Data points from other market participants were additionally used which suggested that the lower end of valuation ranges related to our B2C segment may be applicable while adverse regulatory changes in certain markets in which we operate were pending.

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

Consolidated Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended
	December 31,		Change
	2022	2021	Amount	Percent
(dollars in thousands)
Revenue	$141,528	$124,163	$17,365	14.0%
Operating costs and expenses
Cost of revenue (1)	41,634	41,373	261	0.6%
Sales and marketing	28,095	22,266	5,829	26.2%
Product and technology	26,345	22,548	3,797	16.8%
General and administrative (1)	46,906	48,881	(1,975)	(4.0)%
Impairment	166,010	3,500	162,510	n.m.
Restructuring	1,771	—	1,771	n.m.
Depreciation and amortization	23,276	16,808	6,468	38.5%
Total operating costs and expenses	334,037	155,376	178,661	n.m.
Operating loss	(192,509)	(31,213)	(161,296)	n.m.
Other loss (income), net	1,047	(408)	1,455	n.m.
Loss before income taxes	(193,556)	(30,805)	(162,751)	n.m.
Income tax expense (benefit)	3,942	(211)	4,153	n.m.
Net loss	$(197,498)	$(30,594)	$(166,904)	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Year Ended
	December 31,		Percentage of Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
United States	$45,615	$37,791	32.2%	30.4%	$7,824	20.7%
Europe	45,092	47,309	31.9%	38.1%	(2,217)	(4.7)%
Latin America	44,078	32,434	31.1%	26.1%	11,644	35.9%
Rest of the world	6,743	6,629	4.8%	5.4%	114	1.7%
Total revenue	$141,528	$124,163	100.0%	100.0%	$17,365	14.0%

Revenue

Revenue was $141.5 million for the year ended December 31, 2022, an increase of $17.4 million from the comparable period in 2021. The increase was attributable to an increase of $8.5 million in our B2B revenues, which was driven by an increase in platform and content license fees revenue resulting from growth in existing customers, and an increase of $8.9 million in our B2C revenues, which was attributable to active customer growth in Latin America.

In Europe, our B2C revenues decreased $0.3 million as a result of our B2C revenues in Euros weakening relative to the U.S. Dollar. The revenues presented in U.S Dollars decreased despite an increase in the underlying revenues denominated in Euros of 11.5%. The increase in underlying Euro revenues was a result of increased customer activity. On a constant currency basis, B2C revenues increased by $4.6 million but was offset by the unfavorable currency effect of $4.9 million. The B2B segment further experienced declines in its RMiG business in Europe that resulted in an additional $2.0 million decrease in revenue.

The increase in revenue in the United States as compared to the prior period was the result of increased RMiG revenues within the B2B segment.

Cost of Revenue

Cost of revenue was $41.6 million for the year ended December 31, 2022, an increase of $0.3 million from the comparable period in 2021. The increase was attributable to an increase of $0.6 million in our B2C operations’ cost of gaming revenues, which was primarily driven by increased customer growth in Latin America. This increase was partially offset by a decrease of $0.3 million in our B2B segment, which was primarily due to a decrease in cost of development services and other revenue as a result of lower volume of hardware sales and related cost of revenue in the current period than in the prior year comparable period.

Sales and Marketing

Sales and marketing expense was $28.1 million for the year ended December 31, 2022, an increase $5.8 million from the comparable period in 2021. The increase was primarily driven by an increase of $7.1 million in sales and marketing activities within our B2C operations in order to attract additional end-users in Latin America. The increase was partially offset by a decrease of $1.1 million in personnel costs, largely resulting from cost saving initiatives during the current period.

Product and Technology

Product and technology expense was $26.4 million for the year ended December 31, 2022, an increase of $3.8 million from the comparable period in 2021. The increase was primarily attributable to a reduction in capitalized development costs as a result of product deployment and launches which occurred during the current period that did not occur during the prior year comparable period.

General and Administrative

General and administrative expense was $46.9 million for the year ended December 31, 2022, a decrease of $2.0 million from the comparable period in 2021. This decrease was primarily driven by cost saving initiatives during the current period, largely resulting in a reduction in professional fees.

Impairment

We recorded an impairment charge of $166.0 million during the year ended December 31, 2022, an increase of $162.5 million from the comparable period in 2021.

The market price of our publicly traded shares and resulting market capitalization of our business has experienced a significant and sustained decline since our acquisition of Coolbet. As a result of an interim goodwill impairment assessment we performed as of June 30, 2022 we recognized an impairment of $28.9 million to goodwill. Additionally, in December 2022, we revised our 2023 budget and long-range plan as a result of material reductions in our expected future cash flows from our B2B segment, a strategic decision not to pursue and invest further in our original content strategy, and a re-assessment of our growth strategy related to our B2C segment. As a result, we identified negative market indicators and trends related to the value of our reporting units. These events and circumstances indicated impairment may be probable and an additional quantitative goodwill impairment assessment as of December 31, 2022 was performed which resulted in impairment of goodwill of $108.0 million. We recognized total impairment to goodwill of $136.9 million during the year ended December 31, 2022.

These changes to our 2023 budget and long-range plan resulted in impairment charges recognized to our intangible assets associated with our content licensing arrangement and our capitalized software development costs of $19.1 million and $10.0 million, respectively, for the year ended December 31, 2022.

The impairment charge of $3.5 million in the year ended December 31, 2021 related to the termination notice we served to a third-party content provider in January 2022, as certain conditions associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million, however we have yet to receive the initial payment back.

Depreciation and Amortization

Depreciation and amortization expense was $23.3 million for the year ended December 31, 2022, an increase of $6.5 million from the comparable period in 2021. Of the increase, $4.1 million was attributable to the amortization expense on intangible assets related to our content licensing arrangement. The remaining increase was attributable to higher depreciation and amortization of new assets placed-in service as a result of product launches that occurred during the prior year comparable period.

Income Tax Expense

We recorded income tax expense of $3.9 million for the year ended December 31, 2022, reflecting an effective tax rate of (2.0)%, compared to income tax benefit of $0.2 million for the year ended December 31, 2021, reflecting an effective tax rate of 0.7%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the years ended December 31, 2022 and 2021 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth our segment results for the periods indicated:

	Year Ended		Percentage of
	December 31,		Segment Revenue		Change
	2022	2021	2022	2021	Amount	Percent
(dollars in thousands)
B2B
Revenue	$54,045	$45,569	100.0%	100.0%	$8,476	18.6%
Cost of revenue (1)	11,248	11,600	20.8%	25.5%	(352)	(3.0)%
B2B segment contribution	$42,797	$33,969	79.2%	74.5%	$8,828	26.0%
B2C
Revenue	$87,483	$78,594	100.0%	100.0%	$8,889	11.3%
Cost of revenue (1)	30,386	29,773	34.7%	37.9%	613	2.1%
B2C segment contribution	$57,097	$48,821	65.3%	62.1%	$8,276	17.0%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

B2B Segment

B2B revenue increased $8.5 million primarily due to an increase in platform and content license fees revenue of $6.6 million, resulting from organic growth in existing U.S. customers. Additionally, B2B development services and other revenue increased $1.9 million, driven by expansion into new markets, including Ontario, Canada.

B2B cost of revenue decreased $0.3 million primarily as a result of lower volume of hardware sales compared to the prior year period.

Segment contribution for B2B, which excludes depreciation and amortization expense, increased 26.0%, which was primarily driven by an increase in platform and content license fees revenue and decreased revenues and related cost of revenue related to a higher volume of hardware sales that occurred during the prior period than in the current period.

B2C Segment

B2C revenue increased $8.9 million primarily due to growth in the number of active customers in our Latin American markets during the current period.

B2C cost of revenue increased $0.6 million, which was primarily attributable to increases in content license fees and gaming duties of $0.6 million and $0.6 million, respectively, which were driven by increased revenues. The increases were partially offset by a decrease of $0.9 million in processing fees due to improved terms on payment processing deals.

Segment contribution for B2C, which excludes depreciation and amortization expense increased 17.0%. This increase was primarily driven by an increase in gaming revenues and an increase in segment contribution margin as a result of improved terms on payment processing deals for the year ended December 31, 2022.

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

We define Adjusted EBITDA as net loss before interest expense (income), net, income tax expense (benefit), depreciation and amortization, impairments, share-based compensation expense and related expense, restructuring costs, and other items which our Board of Directors considers to be infrequent or unusual in nature. The presentation of Adjusted EBITDA is not intended to be used in isolation or as a substitute for any measure prepared in accordance with U.S. GAAP and Adjusted EBITDA may exclude financial information that some investors may consider important in evaluating our performance. Because Adjusted EBITDA is not a U.S. GAAP measure, the way we define Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in the industry.

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the consolidated statements of operations for the years specified:

	Year Ended
	December 31,
	2022	2021
(in thousands)
Net loss	$(197,498)	$(30,594)
Income tax expense (benefit)	3,942	(211)
Interest expense (income), net	4,279	(30)
Other income, net (1)	(3,000)	(378)
Depreciation and amortization	23,276	16,808
Share-based compensation and related expense (2)	7,262	8,136
Impairment (3)	166,010	3,500
Restructuring	1,771	—
Adjusted EBITDA	$6,042	$(2,769)

(1) Other income for the year ended December 31, 2022 includes a $3.0 million release of the contingent liability that was initially recognized upon execution of the amendment to an agreement with a content provider. See Note 3 - Acquisition in the accompanying consolidated financial statements for further details. Other income, net for the year ended December 31, 2021 primarily consists of a research and development tax credit of $0.4 million.

(2) Includes $7.6 million and $7.9 million in equity-classified expense for the years ended December 31, 2022 and 2021, respectively, $0.1 million and $0.4 million in liability-classified expense, for the years ended December 31, 2022 and 2021, respectively. Such amounts excluded capitalized amounts. Refer to Note 9 – Share-based Compensation in the accompanying consolidated financial statements for further details.

(3) Includes impairment to (i) goodwill of $136.9 million, (ii) intangible assets of $19.1 million, and (iii) capitalized software development costs of $10.0 million for the year ended December 31, 2022. Refer to Note 5 – Capitalized Software Development Costs, net and Note 6 – Goodwill and Intangible Assets in the accompanying consolidated financial statements for further details. Includes $3.5 million related to an initial content license payment for the year ended December 31, 2021. Refer to Note 16. Commitments and Contingencies in the accompanying consolidated financial statements for further details.

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

	Year Ended
	December 31,		Change
	2022	2021	Amount	Percent
B2B Gross Operator Revenue (in millions)	$1,224.4	$921.1	$303.3	32.9%
B2B Take Rate	4.4%	4.9%	(0.5)%	N/A
B2C Active Customers (in thousands)	559	394	165	41.9%
B2C Marketing Spend Ratio	21%	15%	6.0%	N/A
B2C Sports Margin	6.9%	6.8%	0.1%	N/A

B2B Gross Operator Revenue

We define B2B Gross Operator Revenue as the sum of our B2B corporate customers’ gross revenue from SIM, gross gaming revenue from RMiG, and gross sports wins from sportsbook offerings. B2B Gross Operator Revenue, which is not comparable to financial information presented in conformity with U.S. GAAP, gives management and users of our financial statements an indication of the extent of transactions processed through our B2B corporate customers’ platforms and allows management to understand the extent of activity that our platform is processing.

The increase in Gross Operator Revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was driven primarily by new client launches in the United States as a result of organic growth and expansion into Ontario, Canada.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was driven by a shift in the relative amounts of revenue from SIM and RMiG in Italy to RMiG from U.S. states that inherently have a lower take rates due to higher taxes, specifically Pennsylvania and Michigan, and promotional bonus spend.

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

The increase in B2C Active Customers for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily attributable to an uptick in business activity throughout the current period. This can be attributed to a combination of increased marketing expenditures throughout the year, as well as organic growth across all regions, with a particular emphasis on Latin America. During the fourth quarter of 2022, the Company experienced a significant surge in business activity across all markets, largely due to the World Cup 2022. This increased activity resulted in an all-time high in active customer count. Specifically, during the fourth quarter as the World Cup took place, the Company observed a monthly average of active customer count that was over 40% higher than the average for the rest of the year.

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

The increase in B2C Marketing Spend Ratio for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by increased marketing spend in Latin America, and Ontario, Canada. In Latin America, we invested in developing greater brand awareness through several marketing initiatives and sponsorships and the Ontario, Canada, market required higher acquisition spend due to increased competition in a newly regulated jurisdiction.

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

The increase in B2C Sports Margin for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by an overall increase in business volumes, with a particular emphasis on Latin America. The region’s share of turnover increased, and due to its higher margin, this led to a slight increase in the weighted average of B2C sports margin.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had an accumulated deficit of $274.9 million. During the year ended December 31, 2022, we incurred a net loss of $197.5 million, which primarily related to impairment of (i) goodwill ($136.9 million), (ii) intangible assets ($19.1 million), and (iii) capitalized software development costs ($10.0 million). We used $1.2 million of cash in operations during the year ended December 31, 2022. Cash on hand totaled $45.9 million as of December 31, 2022 and liabilities to users totaled $10.7 million as of December 31, 2022.

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities including our U.S. initial public offering and term credit facility, and cash on hand. In May 2020, we completed our U.S. initial public offering under which we sold an aggregate of 7,337,000 ordinary shares for net proceeds of $57.4 million and in December 2020, we conducted a follow-on offering under which we sold 6,790,956 ordinary shares for net proceeds of $98.5 million. In January 2021, we completed the acquisition of Coolbet for a purchase price of $218.1 million, including the issuance of 5,260,516 ordinary shares, replacement equity-based awards valued at $0.3 million and cash of $111.1 million, which was funded from the follow-on offering proceeds and available cash on hand. During the year ended December 31, 2022, we repurchased $1.0 million of our own shares as we believed our share price was undervalued and did not reflect the long-term opportunities ahead of us.

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contains affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods begin on March 31, 2023. We were in compliance with all financial covenants as of December 31, 2022, however given our cash flow and net losses for the year ended December 31, 2022, historical performance, and reasonably estimable near-term future cash flows, it is possible that we could violate financial covenants in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility.

On April 13, 2023, we executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from our existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility becomes effective upon cash settlement of payments initiated on April 13, 2023, which is probable to occur within one week of initiation and would represent a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 17 – Subsequent Events in the accompanying consolidated financial statements for further detail with respect to the Amended Credit Facility.

In the fourth quarter of 2022, we initiated plans to address our liquidity needs and improve our operations and cash position primarily by (i) reducing and deferring personnel and operational costs for non-strategic initiatives, (ii) amending the Credit Facility to reduce cash interest obligations and amend financial covenants, (iii) identifying sources of additional capital, (iv) continuing investment in the growth areas of our consolidated operations, (v) continuing our cost saving initiatives first implemented during the year ended December 31, 2022, and (vi) initiating a strategic review process to assess a range of strategic alternatives.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date after the accompanying consolidated financial statement to this Report are issued. The Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions and the substantial variability inherent in the Company’s wager-based revenues streams. These factors along with the potential covenant breaches are indicators that raise uncertainty related to the ability of the Company to meet its current obligations as they come due, however we believe that the Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans mitigate this concern and alleviate this uncertainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

To the extent that our current resources, including our ability to generate operating cash flows, are insufficient to satisfy our cash requirements, we may seek additional equity or debt financing. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. We do not currently have any such credit facilities or similar debt arrangements in place, outside of the Amended Credit Facility as described above, and cannot provide any assurance as to the availability or terms of any future financing that we may require to support our operations. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new products and technologies, discontinue further expansion of our business, scale back our existing operations, or divest of assets, any of which could have an adverse impact on our business and financial prospects.

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, and developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital.

During the year ended December 31, 2021, we entered into a Content Licensing Agreement and in April 2022 we amended the Content Licensing Agreement (together the “Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceeds certain stipulated annual and cumulative thresholds during the contract term. In March 2023 the Company amended and restated its Content Licensing Agreement with the Content Provider which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement by $15 million. Refer to Note 17 – Subsequent Events in the accompanying consolidated financial statements for further detail.

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business. Specifically, the key elements of our growth strategy include, but are not limited to, our continued rollout of GAN Sports with existing and new customers in regulated U.S. states, expansion of our international B2C operations, and the launch of regulated gaming in new U.S. states.

We utilized cash in investing activities of $19.1 million and $106.7 million for the year ended December 31, 2022 and 2021, respectively. Of these activities, $92.7 million related to the cash paid for the acquisition of Coolbet for the year ended December 31, 2021. We made payments during the year ended December 31, 2022 related to content licensing fees of $6.0 million. Expenditures related to purchases of gaming licenses represented $1.1 million and $0.4 million, respectively, internally developed capitalized software represented $10.1 million and $11.6 million, respectively, and property and equipment (including licenses for internal use software) represented $1.9 million and $1.9 million, respectively.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	December 31,		Change
(dollars in thousands)	2022	2021	Amount	Percent
Net cash used in operating activities	$(1,249)	$(5,003)	3,754	(75.0)%
Net cash used in investing activities	(19,103)	(106,674)	87,571	(82.1)%
Net cash provided by financing activities	27,448	169	27,279	n.m.
Effect of foreign exchange rates on cash	(653)	(1,669)	1,016	(60.9)%
Net increase (decrease) in cash	$6,443	$(113,177)	$119,620	n.m.

n.m. = not meaningful

Operating Activities

Net cash used in operating activities decreased $3.8 million primarily resulting from a decrease in net loss after adjustments to reconcile net loss to cash flows from operations of $4.8 million and a favorable fluctuation in working capital of $1.9 million. Additionally, we made interest payments of $2.4 million during the year ended December 31, 2022 related to our Credit Facility.

Investing Activities

Net cash used in investing activities decreased $87.6 million primarily as a result of $92.7 million cash paid for the acquisition of Coolbet during the year ended December 31, 2021. This decrease was primarily offset by increases of $6.0 million in cash payments to third-party gambling content providers for the rights to use and distribute their online gaming content in North America, and an increase of $0.7 million in cash payments for gaming licenses in anticipation of new jurisdictional launches, and $1.5 million in spend for capitalized software development costs primarily related to product enhancements, and new features for both the B2B and B2C platforms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GAN Limited

Irvine, California

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GAN Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

April 14, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAN LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$45,920	$39,477
Accounts receivable, net of allowance for doubtful accounts of $250 and $120 at December 31, 2022 and 2021, respectively	13,808	8,110
Prepaid expenses	4,861	3,498
Other current assets	3,041	3,337
Total current assets	67,630	54,422

Capitalized software development costs, net	6,749	14,430
Goodwill	—	146,142
Intangible assets, net	24,955	35,893
Other assets	3,746	10,023
Total assets	$103,080	$260,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,437	$5,268
Accrued compensation and benefits	8,750	10,961
Accrued content license fees	2,214	2,402
Liabilities to users	10,683	8,984
Other current liabilities	4,448	5,418
Total current liabilities	32,532	33,033

Deferred income taxes	4,218	1,791
Long-term debt	28,157	—
Content licensing liabilities	15,280	—
Other liabilities	2,125	2,049
Total liabilities	82,312	36,873
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 42,894,211 and 42,250,743 shares issued and outstanding at December 31, 2022 and 2021, respectively	429	422
Additional paid-in capital	328,998	319,551
Accumulated deficit	(274,861)	(76,360)
Accumulated other comprehensive loss	(33,798)	(19,576)
Total shareholders’ equity	20,768	224,037
Total liabilities and shareholders’ equity	$103,080	$260,910

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021

Revenue	$141,528	$124,163

Operating costs and expenses
Cost of revenue (1)	41,634	41,373
Sales and marketing	28,095	22,266
Product and technology	26,345	22,548
General and administrative (1)	46,906	48,881
Impairment	166,010	3,500
Restructuring	1,771	—
Depreciation and amortization	23,276	16,808
Total operating costs and expenses	334,037	155,376
Operating loss	(192,509)	(31,213)
Other loss (income), net	1,047	(408)
Loss before income taxes	(193,556)	(30,805)
Income tax expense (benefit)	3,942	(211)
Net loss	$(197,498)	$(30,594)

Loss per share, basic and diluted	$(4.66)	$(0.73)

Weighted average ordinary shares outstanding, basic and diluted	42,359,523	42,023,327

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2022	2021

Net loss	$(197,498)	$(30,594)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(14,222)	(16,699)
Comprehensive loss	$(211,720)	$(47,293)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2021	36,635,362	$365	$203,842	$—	$(45,766)	$(2,877)	$155,564
Net loss	—	—	—	—	(30,594)	—	(30,594)
Foreign currency translation adjustments	—	—	—	—	—	(16,699)	(16,699)
Share-based compensation	—	—	7,876	—	—	—	7,876
Restricted share activity	69,012	1	54	—	—	—	55
Repurchase of restricted shares to pay tax liability	(3,627)	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of share options	289,480	3	852	—	—	—	855
Issuance of ordinary shares as partial consideration in Coolbet acquisition	5,260,516	53	106,630	—	—	—	106,683
Fair value of replacement equity awards issued as consideration in Coolbet acquisition	—	—	297	—	—	—	297
Balance at December 31, 2021	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(197,498)	—	(197,498)
Foreign currency translation adjustments	—	—	—	—	—	(14,222)	(14,222)
Share-based compensation	—	—	7,611	—	—	—	7,611
Accrued liability settled through issuance of shares	—	—	913	—	—	—	913
Restricted share activity	471,489	5	134	—	—	—	139
Repurchase of restricted shares to pay tax liability (Note 9)	(140,141)	(1)	(268)	—	—	—	(269)
Repurchases of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	375,416	4	718	—	—	—	722
Issuance of ordinary shares upon ESPP purchases	239,817	2	339	—	—	—	341
Balance at December 31, 2022	42,894,211	$429	$328,998	$—	$(274,861)	$(33,798)	$20,768

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(197,498)	$(30,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	21,747	15,732
Depreciation on property and equipment and finance lease right-of-use assets	1,529	1,077
Amortization of debt discount and debt issuance costs	582	—
Share-based compensation expense	7,070	8,136
Deferred income tax	3,250	(422)
Impairment	166,010	3,500
Change in contingent consideration	(3,000)	—
Other	147	591
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,934)	(1,503)
Prepaid expenses	(1,320)	(806)
Other current assets	41	(779)
Other assets	3,114	(9,038)
Accounts payable	1,383	(783)
Accrued compensation and benefits	(1,708)	3,782
Accrued content license fees	—	471
Liabilities to users	2,199	4,177
Other current liabilities	(939)	156
Other liabilities	2,078	1,300
Net cash used in operating activities	(1,249)	(5,003)

Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	—	(92,724)
Expenditures for capitalized software development costs	(10,058)	(11,588)
Payments for content licensing arrangements	(6,000)	—
Purchases of gaming licenses	(1,115)	(433)
Purchases of property and equipment	(1,930)	(1,929)
Net cash used in investing activities	(19,103)	(106,674)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	30,000	—
Payments of offering costs	—	(604)
Proceeds from exercise of share options	722	855
Proceeds from issuance of ordinary shares upon ESPP purchase	341	—
Principal payments on finance leases	—	(82)
Repurchases of ordinary shares	(1,006)	—
Repurchase of restricted shares to pay tax liability	(184)	—
Payment of debt issuance costs	(2,425)	—
Net cash provided by financing activities	27,448	169

Effect of foreign exchange rates on cash	(653)	(1,669)

Net increase (decrease) in cash	6,443	(113,177)
Cash, beginning of period	39,477	152,654
Cash, end of period	$45,920	$39,477

Supplemental Cash Flow Information
Cash paid for:
Interest	$2,444	$—
Income taxes	728	93
Intangible assets acquired in business acquisition included in current and long-term liabilities	24,876	—
Accrued liability settled through issuance of shares	913	—
Ordinary shares issued as partial consideration to acquire all the outstanding shares of Coolbet	—	106,683
Issuance of unvested share options in exchange for unvested share options of Coolbet	—	297
Right-of-use asset obtained in exchange for new operating lease liabilities	—	252

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1 — NATURE OF OPERATIONS

GAN Limited (the “Parent,” and with its subsidiaries, collectively the “Company”) is an exempted company limited by shares, incorporated and registered in Bermuda.

The Company is a business-to-business (“B2B”) supplier of a proprietary gaming system, GameSTACK™ (“GameSTACK”), which is used predominately by the U.S. land-based casino industry. For its B2B customers, GameSTACK is a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), online sports gaming, and virtual simulated gaming (“SIM”). In addition, the Company’s B2B segment offers GAN Sports, an in-house online and retail sports betting technology platform, through internet connected self-service kiosks deployed at casino properties and mobile solutions. The Company is also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform under its “Coolbet” brand, providing international users with access through www.coolbet.com to its sportsbook, casino games and poker products. The Company operates its B2C segment in markets across Northern Europe, Latin America, and Canada.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on the going concern basis. As of December 31, 2022, the Company had an accumulated deficit of $274.9 million, with cash of $45.9 million and liabilities to users of $10.7 million. During the year ended December 31, 2022, the Company incurred a net loss of $197.5 million, which primarily related to impairment of (i) goodwill ($136.9 million), (ii) intangible assets ($19.1 million), and (iii) capitalized software development costs ($10.0 million). Refer to Note 5 – Capitalized Software Development Costs, net and Note 6 – Goodwill and Intangible Assets. The Company used $1.2 million of cash in operations during the year ended December 31, 2022. In April 2022, a subsidiary of the Company entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contains affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods begin on March 31, 2023. The Company was in compliance with all financial covenants associated with its Credit Facility as of December 31, 2022, however given the Company’s cash flow and net losses for the year ended December 31, 2022, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate financial covenants in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility.

Additionally, the Company’s current financial condition, liquidity resources and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions and the substantial variability inherent in the Company’s wager-based revenues streams. These factors along with the potential covenant breaches indicate uncertainty related to the ability of the Company to meet its current obligations as they come due.

In the fourth quarter of 2022, the Company initiated plans to address its liquidity needs and improve its operations and cash position primarily by (i) reducing and deferring personnel and operational costs for non-strategic initiatives, (ii) amending the Credit Facility to reduce cash interest obligations and amend financial covenants, (iii) identifying sources of additional capital, (iv) continuing investment in the growth areas of the Company’s consolidated operations, (v) continuing cost saving initiatives first implemented during the year ended December 31, 2022, and (vi) initiating a strategic review process to assess a range of strategic alternatives.

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility becomes effective upon cash settlement of payments initiated on April 13, 2023, which is probable to occur within one week of initiation and would represent a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 17 – Subsequent Events for further detail. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the ability to meet its current obligations as they come due.

To the extent that the Company’s current resources, including its ability to generate operating cash flows, are insufficient to satisfy its cash requirements, the Company may seek additional equity or debt financing. The Company’s ability to do so depends on prevailing economic conditions and other factors, many of which are beyond management’s control. The Company does not currently have any such credit facilities or similar debt arrangements in place, outside of the Amended Credit Facility as described above, and cannot provide any assurance as to the availability or terms of any future financing that it may require to support its operations. If the needed financing is not available, or if the terms of financing are less desirable than expected, the Company may be forced to decrease its level of investment in new products and technologies, discontinue further expansion of the business, scale back its existing operations, or divest of assets, any of which could have an adverse impact on the Company and its financial prospects.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $969 and $993 for the years ended December 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $36.8 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Revenue Recognition

Revenue from B2B Operations

The Company’s revenue from its B2B operations are primarily from its internet gaming Software-as-a-Service (“SaaS”) platform, GameSTACK, that its customers use to provide real money internet gambling (“RMiG”), online sports gaming and simulated internet gaming (“SIM”) to its end users. The Company enters into contracts with its customers that generally range from three to five years and include renewal provisions. These contracts generally include provision of the internet gaming platform, content consisting of proprietary and third-party games, development services and support and marketing services. In certain cases, the contract may include computer hardware to be procured on behalf of the customer. The customers cannot take possession of the hosted GameSTACK software and the Company does not sell or license the GameSTACK software.

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At December 31, 2022 and 2021, the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $3.9 million.

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customers in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is billed monthly with the amount due generally thirty days from the date of the invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer. The Company’s internet gaming system, game content, support and marketing services are provided equally throughout the term of the contract. These services are made up of a daily requirement to provide access and use of the internet gaming system and optional support and marketing services to the customer over the same period of time. The series of distinct services represents a single performance obligation that is satisfied over time.

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At December 31, 2022 and 2021, the Company has recorded a liability due to its customers for their share of the fees of $1,628 and $2,171, respectively, within other current liabilities in the consolidated balance sheets.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company also provides ongoing development services involving updates to the RMiG platforms for enhanced functionality or customization. Ongoing development services are typically billed monthly, at a daily rate, for services performed. Revenue from RMiG platform development services that are identified as distinct performance obligations and enhance or create an asset the customer controls as the Company performs the services are recognized over time as services are performed. This revenue is measured using an input method based on effort expended, which uses direct labor hours incurred. These services have primarily related to post-launch development of third-party application integration software in the customer’s environment. Separately, the revenue generated from customers for development services that are distinct performance obligations and the customer benefits from the integrated SaaS offering are deferred over the license service term. These services have primarily related to enhancements to the Company’s platforms that do not enhance or create an asset the customer controls. In customer contracts that require a portion of the consideration to be received in advance, or at the commencement of the contract, such amounts are recorded as a contract liability.

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

Contracts with Multiple Performance Obligations

For customer contracts that have more than one performance obligation, the transaction price is allocated to the performance obligations in an amount that depicts the relative stand-alone selling prices of each performance obligation. Judgment is required in determining the stand-alone selling price for each performance obligation. In determining the allocation of the transaction price, an entity is required to maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, an entity is required to estimate the stand-alone selling price. Contracts with its customers may include platform and licensing of game content services, as well as development services and computer hardware services. The variable consideration generated from the platform and the licensing of game content is allocated entirely to the performance obligations for platform and licensing of game content services and the remaining fixed fees for development services and computer hardware would be allocated to each of the remaining performance obligation based on their relative stand-alone selling prices. The variable consideration relates entirely to the effort to satisfy the platform and licensing game content services and the fixed consideration relates to the remaining performance obligations which is consistent with the allocation objective.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 3,000 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cost of Revenue

Cost of revenue consists primarily of variable costs. These include mainly (i) content license fees, (ii) payment processing fees and chargebacks, (iii) platform technology, software, and connectivity costs directly associated with revenue generating activities, (iv) gaming duties, and (v) sportsbook feed / provider services. The Company incurs payment processing fees on B2C user deposits, withdrawals, and deposit reversals from payment processors. Cost of revenue excludes depreciation of the servers on which the Company’s gaming platforms reside as well as amortization of intangible assets including internally developed software.

Sales and Marketing

Sales and marketing expense primarily consists of general marketing and advertising costs, B2C user acquisition expenses and personnel costs within our sales and marketing functions. Sales and marketing costs are expensed as incurred.

Product and Technology

Product and technology expenses consist primarily of personnel costs associated with development and maintenance activities that are not capitalized. These costs primarily represent employee expenses (including but not limited to, salaries, bonus, employee benefits, employer tax expenses, and stock-based compensation) for personnel and contractors involved in the design, development, and project management of our proprietary technologies as well as developed and licensed content.

General and Administrative

General and administrative expenses consist of costs, including gaming operations costs, not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory and compliance, audit, and consulting expenses), rent, contingencies, insurance, allowance for credit losses, foreign currency transaction gains and losses, and costs related to the compensation of executive and non-executive personnel, including stock-based compensation.

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

Certain restricted share units awards issued to non-employee members of the Company’s Board of Directors permit shares upon vesting to be withheld, as a means of meeting the non-employee director’s tax withholding requirements, and paid in cash to the non-employee director. The Company additionally incurs share-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of shares based on the Company’s stock price on the settlement date. These awards are classified as liability-based awards which are measured based on the fair value of the award at the end of each reporting period until settled. Related compensation expense is recognized based on changes to the fair value over the applicable service period.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the consolidated balance sheets and are not subject to creditor claims. At December 31, 2022 and 2021, the related liabilities to users were $10,683 and $8,984, respectively.

Accounts Receivable, net

Accounts receivable are stated at invoiced amounts and are unsecured, non-interest bearing and generally have 30-day payment terms.

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts expected to be collected. Management estimates the allowance for doubtful accounts by assessing the probability of non-payment of the receivable. On confirmation that the account receivable will not be collected, the gross carrying value of the asset is written off against the related allowance for doubtful accounts. The provision for credit losses on accounts receivable is recorded in general and administrative expense in the accompanying consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The activity in the allowance for doubtful accounts was as follows:

	Year Ended
	December 31,
	2022	2021
Beginning balance	$120	$100
Provision for expected credit losses	(34)	246
Write-offs, net of recoveries	164	(226)
Ending balance	$250	$120

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

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, which generally ranges from three to five years, and are included within depreciation and amortization expense in the accompanying consolidated statements of operations.

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

The Company has determined that it has two reporting units: B2C and B2B. In its goodwill impairment testing in each segment, the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit, including goodwill, is less than its carrying amount prior to performing the quantitative impairment test. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If it is determined that the estimated fair value of the reporting unit is more-likely-than not less than its carrying amount, including goodwill, the quantitative goodwill impairment test is required. Otherwise, no further analysis would be required.

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

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a qualitative and quantitative impairment test as of June 30, 2022 which resulted in an impairment to goodwill of $28.9 million. The Company performed an additional qualitative assessment as of September 30, 2022 to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and concluded that, due to the significant and sustained decline in share price and market capitalization of the Company since the Coolbet acquisition, such triggers existed during the current interim period; therefore, an interim quantitative impairment test was performed. The Company did not recognize an additional impairment to goodwill as a result of its interim impairment test as of September 30, 2022, nor as a result of its annual impairment test as of October 1, 2022.

In December 2022, the Company revised its 2023 budget and long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. As a result, the Company identified negative market indicators and trends related to the value of its reporting units. These events and circumstances indicated impairment may be probable and an additional quantitative goodwill impairment assessment as of December 31, 2022 was performed.

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums.

The income approach used to test the Company’s reporting units includes the projection of estimated operating results and cash flows, discounted using a weighted-average cost of capital (“WACC”) that reflects current market conditions appropriate to each reporting unit. Those projections involve the Company’s best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs and best estimates of future expected changes in operating margins and cash expenditures. Other significant assumptions and estimates used in the income approach include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. In addition, the WACC utilized to discount estimated future cash flows is sensitive to changes in interest rates and other market rates in place at the time the assessment is performed.

The market approach used to test the Company’s reporting units included the review of revenue and EBITDA multiples from other publicly traded companies in the industry used to derive their enterprise values and the application of those multiples to the relevant earnings streams within each reportable segment of the Company.

The Company confirmed the reasonableness of the estimated reporting unit fair values under the income and market approaches by reconciling those fair values to its enterprise value and market capitalization. Data points from other market participants were additionally used which indicated that the lower end of valuation ranges related to our B2C segment may be indicated until regulatory uncertainties were clarified.

As a result of its impairment test performed as of December 31, 2022, the Company recognized an impairment to goodwill of $108.0 million. During the year ended December 31, 2022, the Company recognized total impairment to goodwill of $136.9 million. No such impairment was recognized during the year ended December 31, 2021.

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

In December 2022, the Company revised its 2023 budget and long-range plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. In connection with these initiatives, the Company began planning to sunset certain of its legacy GameSTACK technology (the “Legacy Technology”) following the launch of GAN Sports and the rollout of newer GameSTACK technology developed after its acquisition of Coolbet. These events and circumstances indicated that the carrying amount of the Company’s long-lived assets may not be recoverable and the Company tested these assets for impairment. During the year ended December 31, 2022 the Company recognized an impairment to its intangible assets and capitalized software development costs of $19.1 million and $10.0 million, respectively. There were no such triggering events during the year ended December 31, 2021. Refer to Note 5 – Capitalized Software Development Costs, net and Note 6 – Goodwill and Intangible Assets for further detail.

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

Debt

Debt issuance costs incurred in connection with the issuance of new debt are recorded as a reduction to the long-term debt balance on the consolidated balance sheets, and amortized over the term of the loan commitment as interest expense in the accompanying consolidated statements of operations. The Company calculates amortization expense on capitalized debt issuance costs using the effective interest method in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

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

The Company does not hold any Level 1 or Level 2 financial instruments. The Company’s contingent content liability initially recognized in April 2022 is the Company’s only Level 3 financial instrument.

The contingent content liability represents additional amounts which the Company expects to pay to Ainsworth Game Technology, a third-party gaming content provider (“the Content Provider”) if the Company’s total revenue generated from its Content Licensing Agreement with the Content Provider exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent content liability is determined using Level 3 inputs, since estimating the fair value of this contingent content liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent content liability was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent content liability was initially recognized in April 2022 in connection with its modified arrangement with the Content Provider on April 5, 2022. Contingent consideration is revalued at each reporting period. In the fourth quarter of 2022, the Company entered into negotiations with the Content Provider and in March 2023 amended and restated its Content Licensing Agreement with the Content Provider which resulted in a reduced contact term. As a result, the Company concluded the fair value of the contingent consideration was not probable of being met and reduced to zero based upon the remaining contract term and related expected future cash flows, recorded within other income, net on the accompanying consolidated statements of operations. Refer to Note 3 – Acquisition and Note 17 – Subsequent Events for further detail.

The following table provides a reconciliation of the Company’s contingent content liability that is measured at fair value on a recurring basis using significant and subjective inputs (Level 3) as required by ASC 820 as of December 31, 2022:

Contingent content liability
Balance as of January 1, 2022	$—
Contingent consideration for content licensing agreement	3,000
Reduction in fair value of contingent consideration	(3,000)
Balance as of December 31, 2022	$—

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

NOTE 3 — ACQUISITION

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

On April 5, 2022, the Company amended and restated the Agreement. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $10.0 million was due during the year ended December 31, 2022 with $5.0 million due in each of the years 2023 through 2025. Fixed fee payments are presented in the accompanying consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

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

The following table summarizes the fair value of the consideration transferred:

Present value of future fixed fee payments	$18,808
Net assets recognized under original agreement	3,067
Contingent consideration	3,000
Total	$24,875

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

Identifiable assets and liabilities assumed at fair value were entirely comprised of intangible assets acquired as part of the content licensing arrangement. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the royalty income method (content licenses) or the multi-period excess earnings method (customer relationships). In December 2022, the Company finalized its purchase price allocation which resulted in a measurement period adjustment to the initial amounts recorded, including a decrease to the contingent liability by $1,369. Additionally, there was an adjustment to decrease the values assigned to the content licenses intangible asset and the customer relationship intangible asset by $931 and $438, respectively, and to derecognize the acquired right of use lease asset and liability assumed, totaling $116. The changes in the value of the intangible assets resulted in a decrease in amortization expense of $234 during the year ended December 31, 2022.

Identifiable intangible assets, including their respective expected useful lives, and liabilities assumed were as follows:

	Estimated useful life (in years)	Fair Value
Content licenses intangible asset	4.6	$22,007
Customer relationships intangible asset	4.0	2,868
Total identifiable net assets		$24,875

In addition to these assets acquired, a service contract was entered into with the Content Provider valued at approximately $1.4 million which will be expensed over the service period of approximately five years.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the consolidated balance sheets at December 31, 2022 and 2021 and consisted of the following:

	Estimated Useful	December 31,
	Life (in years)	2022	2021
Fixtures, fittings and equipment	3 - 5	$4,136	$2,935
Platform hardware	5	2,313	2,054
Total property and equipment, cost		6,449	4,989
Less: accumulated depreciation		(3,599)	(2,444)
Total		$2,850	$2,545

Depreciation expense related to property and equipment was $1,427 and $989 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Capitalized software development costs	$6,857	$26,127
Development in progress	732	5,910
Total capitalized software development, cost	7,589	32,037
Less: accumulated amortization	(840)	(17,607)
Total	$6,749	$14,430

In December 2022, the Company revised its 2023 budget and long-range plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. In connection with these initiatives, the Company began planning to sunset certain of its legacy GameSTACK technology (the “Legacy Technology”) following the launch of GAN Sports and the rollout of newer GameSTACK technology developed after its acquisition of Coolbet. These events and circumstances indicated that the carrying amount of the Company’s capitalized development costs may not be recoverable and the Company tested these long-lived assets for impairment.

The Company compared the undiscounted cash flows expected from capitalized development cost asset groups over their remaining useful lives and determined the Legacy Technology was not recoverable. During the year ended December 31, 2022, the Company recognized an impairment to its capitalized software development costs of$10.0 million. This amount represented the full carrying amount of its Legacy Technology assets as the Company determined the fair value of these assets to be zero due to significant uncertainties surrounding the Company’s ability to market and sell the Legacy Technology to external market participants. There was no such impairment to capitalized development costs during the year ended December 31, 2021.

At December 31, 2022, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $6,166 and $3,444 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 —GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2022 were as follows:

	B2B	B2C	Total
Balance at January 1, 2022	$72,230	$73,912	$146,142
Impairment	(67,338)	(69,567)	(136,905)
Effect of foreign currency translation	(4,892)	(4,345)	(9,237)
Balance at December 31, 2022	$—	$—	$—

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

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. As a result of its interim impairment test performed as of June 30, 2022, the Company recognized an impairment to goodwill of $28.9 million. The Company did not recognize an additional impairment to goodwill as a result of its interim impairment test as of September 30, 2022, nor as a result of its annual impairment test as of October 1, 2022.

In December 2022, the Company revised its 2023 budget and long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. As a result, the Company identified negative market indicators and trends related to the value of its reporting units which resulted in a downward revision to its 2023 budget and long-range plan. These events and circumstances indicated impairment may be probable and an additional quantitative goodwill impairment assessment as of December 31, 2022 was performed.

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. The Company confirmed the reasonableness of the estimated reporting unit fair values by reconciling those fair values to its enterprise value and market capitalization. As a result of its additional impairment test performed as of December 31, 2022, the Company recognized an additional impairment to goodwill of $108.0 million.

During the year ended December 31, 2022, the Company recognized total impairment to goodwill of $136.9 million. No such impairment was recognized during the year ended December 31, 2021.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	3.9	$33,443	$(17,570)	$15,873
Customer relationships	3.1	6,788	(3,426)	3,362
Trade names and trademarks	10.0	5,347	(1,312)	4,035
Gaming licenses	6.7	3,149	(1,464)	1,685
		$48,727	$(23,772)	$24,955

	Weighted	December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	3.0	$27,390	$(9,130)	$18,260
In-process technology	—	8,142	—	8,142
Customer relationships	3.0	5,460	(1,820)	3,640
Trade names and trademarks	10.0	5,699	(882)	4,817
Gaming licenses	6.4	2,219	(1,185)	1,034
		$48,910	$(13,017)	$35,893

In-process technology consisted of a proprietary technical platform which was under development at the time of acquisition until its completion in September 2022. Following its completion and the launch of GAN Sports, the developed technology was placed in service and is currently being amortized over an estimated useful life of 5 years.

In March 2023 the Company amended and restated its Content Licensing Agreement with the Content Provider which resulted in a reduced contract term. Accordingly, the Company evaluated the ongoing value of the intangible assets associated with its content licensing arrangement. Based on this evaluation, the Company determined that the third-party content licenses with a carrying amount of $18.4 million were no longer recoverable and wrote them down in full. Additionally, the Company determined that the related customer relationships intangible assets with a carrying amount of $2.3 million were no longer recoverable and wrote them down to their estimated fair value of $1.6 million. Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820 as well as expected contract term. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because negotiations have not yet concluded, it is reasonable possible that the estimate of the expected future cash flows may change in the near term resulting in the need to adjust the determination of fair value.

Amortization expense related to intangible assets was $15,581 and $12,289 for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
2023	$13,455
2024	2,986
2025	2,837
2026	2,408
2027	1,670
Thereafter	1,599

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 7— DEBT

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

The Company incurred $2.4 million in debt issuance costs during the year ended December 31, 2022 in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million.

Debt Covenants

The Credit Facility contains affirmative and negative covenants, including certain financial covenants associated with the Company’s financial results. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, asset sales and other dispositions, other investments, dividends, share purchases and payments affecting subsidiaries, changes in nature of business, fiscal year or organizational documents, transactions with affiliates, and other matters. The financial covenants’ first test period is on March 31, 2023. The Company was in compliance with all financial covenants as of December 31, 2022, however given the Company’s cash flow and net losses for the year ended December 31, 2022, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate financial covenants in the future.

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

Subsequent Amendment

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility becomes effective upon cash settlement of payments initiated on April 13, 2023, which is probable to occur within one week of initiation, and would represent a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. Refer to Note 17 – Subsequent Events for further detail of the Amended Credit Facility.

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of December 31, 2022
Credit Facility
Principal	14.63%	$30,000
Less unamortized debt issuance costs		(1,843)
Long-term debt, net		$28,157

During the year ended December 31, 2022, the Company incurred $3,026 in interest expense, of which $582 relates to the amortization of debt issuance costs.

NOTE 8 — SHAREHOLDERS’ EQUITY

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

During the year ended December 31, 2022 and 2021, the Company issued an aggregate of 375,416 and 289,480 ordinary shares for the exercise of share options for gross proceeds of $722 and $855, respectively.

2021 Share Repurchase Program

On May 31, 2022, the Board of Directors re-authorized and extended the share repurchase program initially authorized on November 30, 2021, which permitted the Company to purchase up to $5.0 million of the Company’s outstanding ordinary shares on the Nasdaq Stock Market. The Company was not obligated to acquire any particular number of shares and repurchases were able to be suspended or terminated at any time. In June 2022, the Company repurchased 303,113 shares for at a total cost of $1.0 million. Repurchases were executed through open market purchases at the prevailing market price at the time of purchase. The share repurchase program expired on November 3, 2022.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 9 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At December 31, 2022, the 2020 Plan provided for grants of up to 7,559,574 ordinary shares and there were 864,009 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the year ended December 31, 2022 is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	4,138,215	$13.05	8.05	$11,229
Granted	1,048,852	0.03
Exercised	(375,416)	1.92
Forfeited/expired or cancelled	(1,364,496)	16.03
Outstanding at December 31, 2022	3,447,155	$9.12	6.59	$1,139
Options exercisable at December 31, 2022	2,372,222	$8.69	5.61	$346

The Company recorded share-based compensation expense related to share options of $3,194 and $6,184 for the years ended December 31, 2022 and 2021, respectively. Such share-based compensation expense for the year ended December 31, 2022 and 2021 was recorded net of capitalized software development costs of $306 and $235, respectively. At December 31, 2022, there was total unrecognized compensation cost of $7,278 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

During the years ended December 31, 2022 and 2021 the Company received proceeds from the exercise of stock options of $722 and $855, respectively, and the aggregate intrinsic value of those stock options exercised was $485 and $4,902, respectively.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the year ended December 31, 2022, the Board of Directors approved the issuance of options to purchase 1,048,852 ordinary shares to employees under the 2020 Plan, including 1,045,852 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $3.89 and $11.49 for the year ended December 31, 2022 and 2021, respectively. The grant date fair value of each share option grant was determined using the following weighted average assumptions:

	Year Ended
	December 31,
	2022	2021
Expected share price volatility	55.03%	58.84%
Expected term (in years)	4.26	4.80
Risk-free interest rate	1.36%	0.74%
Dividend yield	0%	0%

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

Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

Restricted Share Units

Restricted share units are issued to non-employee directors and employees. For equity-classified restricted share units, the fair value of restricted share units is valued based on fair market value of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the vesting period.

In January 2022, the Board of Directors approved the issuance of 108,720 restricted share units to employees. The restricted share units vest over four years from the date of grant with 25% vesting each year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In March 2022, the Board of Directors approved the issuance of 1,117,437 restricted share units to employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date. Additionally, 73,446 restricted share units were granted to the Company’s non-employee directors, all of which vested on December 31, 2022.

In June 2022, the Board of Directors approved the issuance of 28,754 restricted share units to employees. The restricted share units vest over four years from the date of grant with 25% vesting each year on the anniversary of the grant date. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In August 2022, the Board of Directors approved the issuance of 34,659 restricted share units to employees. The restricted share units vest over four years from the date of grant with 25% vesting each year on the anniversary of the grant date. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In September 2022, the Board of Directors approved the issuance of 50,317 restricted share units to employees. The restricted share units vest over four year from the date of grant with 25% vesting each year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In November 2022, the Board of Directors approved the issuance of 18,954 restricted share units to employees. The restricted share units vest over four year from the date of grant with 25% vesting each year on the anniversary of the grant date. The terms of the awards stipulate that the vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date. Additionally, 64,935 restricted share units were granted to its non-employee directors. The restricted share units vest one year from the grant date.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the consolidated balance sheets. During the year ended December 31, 2022, 386,005 restricted stock units held by the Company’s officers and non-employee directors vested and the Company repurchased 140,141 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $3,553 and $621 for the year ended December 31, 2022 and 2021, respectively Such share-based compensation expense was recorded net of capitalized software development costs of $74 for the year ended December 31, 2022. At December 31, 2022, there was total unrecognized compensation cost of $5,136 related to nonvested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the restricted share unit activity as of and for the year ended December 31, 2022 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	369,140	$10.78
Granted	1,497,222	5.03
Vested	(471,489)	8.07
Forfeited/expired or cancelled	(223,502)	6.01
Outstanding at December 31, 2022	1,171,371	$5.43

Restricted Share Awards

In December 2021, the Company issued 51,654 restricted ordinary shares to the selling shareholders of Silverback Gaming. The restricted share awards vest one-third on the acquisition date and one-third on each of the first and second anniversary dates. The restricted share awards were issued with a grant date fair value of $9.68 per share.

The Company recorded share-based compensation expense related to the restricted share awards of $167 and $951 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was total unrecognized compensation cost of $153 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of the restricted share awards that vested during the year ended December 31, 2022 was $167.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Employee Bonuses Issued in Shares

In 2021, the Company entered into agreements with certain executive employees which allowed for a portion, or all, of their annual bonus for the year ended December 31, 2021 to be paid in the form of the Company’s shares. During the year ended December 31, 2022, the Company settled approximately $913 of the total bonus by issuing 189,959 vested options with an exercise price of $0.01 per share.

2020 Employee Stock Purchase Plan

The Board of Directors established the 2020 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company’s shareholders in July 2021. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The ESPP provides initially for 300,000 ordinary shares to be sold and increases on February 1, 2022 and on each subsequent February 1 through and including February 1, 2030, equal to the lesser of (i) 0.25 percent of the number of ordinary shares issued and outstanding on the immediately preceding December 31, (ii) 100,000 ordinary shares, or (iii) such number of ordinary shares as determined by the Board of Directors.

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company issued 239,817 shares under the ESPP as of during the year ended December 31, 2022. During the year ended December 31, 2022, the Company recognized share-based compensation expense of $156 related to the ESPP.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 10 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $579 and $614 for the years ended December 31, 2022 and 2021, respectively.

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

	Year Ended
	December 31,
	2022	2021
Share options	3,447,155	4,138,215
Restricted shares	17,218	34,436
Restricted share units	1,171,371	369,140
Total	4,635,744	4,541,791

NOTE 12 — REVENUE

The following table reflects revenue recognized for the years ended December 31, 2022 and 2021 in line with the timing of transfer of services:

	Year Ended
	December 31,
	2022	2021
Revenue from services delivered at a point in time	$88,331	$80,237
Revenue from services delivered over time	53,197	43,926
Total	$141,528	$124,163

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

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Year Ended
	December 31,
	2022	2021
Contract liabilities from advance customer payments, beginning of the period	$1,874	$1,083
Contract liabilities from advance customer payments, end of the period (1)	2,117	1,874
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	841	152

(1)	Contract liabilities from advance customer payments, end of period consisted of $913 and $261 recorded in other current liabilities in the consolidated balance sheets at December 31, 2022 and 2021, respectively and $1,204 and $1,613 recorded in other liabilities in the consolidated balance sheet at December 31, 2022 and 2021, respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 13 — SEGMENT REPORTING

The Company’s reportable segments are B2B and B2C. The B2B segment develops, markets and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable the casino operators to efficiently, confidently and effectively extend their presence online in places that have permitted online real money gaming. The B2C segment, which includes the operations of Coolbet, develops and operates a B2C online sports betting and casino platform that is accessible through its website in markets across Northern Europe, Latin America and Canada.

Information reported to the Company’s Chief Executive Officer, the CODM, for the purpose of resource allocation and assessment of the Company’s segmental performance is primarily focused on the origination of the revenue streams. The CODM evaluates performance and allocates resources based on the segment’s revenue and contribution. Segment contribution represents the amounts earned by each segment without allocation of each segment’s share of depreciation and amortization expense, sales and marketing expense, product and technology expense, general and administrative expense, interest costs and income taxes.

Summarized financial information by reportable segments for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022			2021
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$54,045	$87,483	$141,528	$45,569	$78,594	$124,163
Cost of revenue (1)	11,248	30,386	41,634	11,600	29,773	41,373
Segment contribution	$42,797	$57,097	$99,894	$33,969	$48,821	$82,790

(1)	Excludes depreciation and amortization expense

During the year ended December 31, 2022 and 2021, one customer in the B2B segment individually accounted for 20.9% and 14.8% of total revenue, respectively.

The following table presents a reconciliation of segment contribution to the consolidated loss before income taxes for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Segment contribution (1)	$99,894	$82,790
Sales and marketing	28,095	22,266
Product and technology	26,345	22,548
General and administrative (1)	46,906	48,881
Impairment	166,010	3,500
Restructuring	1,771	—
Depreciation and amortization	23,276	16,808
Other loss (income), net	1,047	(408)
Loss before income taxes	$(193,556)	$(30,805)

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Year Ended
	December 31,
	2022	2021
B2B:
Platform and content license fees	$43,519	$36,935
Development services and other	10,526	8,634
Total B2B revenue	54,045	45,569

B2C:
Sportsbook	37,902	34,167
Casino	46,888	41,652
Poker	2,693	2,775
Total B2C revenue	87,483	78,594
Total revenue	$141,528	$124,163

Revenue by location of the customer for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended
	December 31,
	2022	2021
United States	$45,615	$37,791
Europe	45,092	47,309
Latin America	44,078	32,434
Rest of the world	6,743	6,629
Total revenue	$141,528	$124,163

NOTE 14 — INCOME TAXES

GAN Limited was incorporated in Bermuda solely for the purpose of acting as the new group parent company and public vehicle for investors. Bermuda, the Company’s country of domicile, imposes no taxes on profits, income, dividends, or capital gains.

The Company’s loss before income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended
	December 31,
	2022	2021
Domestic	$(5,504)	$(1,555)
Foreign	(188,052)	(29,250)
Loss before income taxes	$(193,556)	$(30,805)

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of income tax expense (benefit) for the year ended December 31, 2022 and 2021 consisted of the following:

	Year Ended
	December 31,
	2022	2021
Current:
Domestic	$—	$—
U.S. Federal and State	48	494
Foreign	644	604
Total current expense	692	1,098
Deferred:
Domestic	—	—
U.S. Federal and State	864	(864)
Foreign	2,386	(445)
Total deferred expense (benefit)	3,250	(1,309)
Total income tax expense (benefit)	$3,942	$(211)

The following is a reconciliation of income taxes computed at the statutory income tax rate to the Company’s income tax expense (benefit) for the year ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Income (loss) before income taxes multiplied by the statutory tax rate of 0%	$—	$—
Effects of tax rates in foreign jurisdictions	(19,629)	(5,868)
Share-based compensation	802	(434)
Nondeductible officers compensation	660	1,145
Valuation allowance	10,200	9,203
Unrecognized tax benefit	674	191
Intra-group transfer	—	(723)
Change in tax rates	8	(3,962)
Foreign withholding taxes	148	151
Goodwill impairment	6,805	—
Return to provision	325	(110)
Tax on unremitted earnings	3,030	—
Other	919	196
Total income tax expense (benefit)	$3,942	$(211)

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,533	$14,810
Share-based compensation	1,314	1,567
Fixed assets and intangibles	8,178	—
Accruals and allowances	299	663
Interest	998	—
Other	13	34
Total deferred tax assets	24,335	17,074
Valuation allowance	(24,094)	(15,542)
Total deferred tax assets, net of valuation allowance	241	1,532

Deferred tax liabilities:
Fixed assets and intangibles	(1,157)	(1,879)
Prepayments	(37)	(506)
Tax on unremitted earnings	(3,061)	—
Other	(13)	(37)
Total deferred tax liabilities	(4,268)	(2,422)
Net deferred tax liabilities	$(4,027)	$(890)

The net deferred tax liability of $4,027 agrees to the balance sheet when considering the noncurrent deferred tax liability presented of $4,218 and the noncurrent deferred tax asset of $191 presented in other assets on the consolidated balance sheets.

At December 31, 2022 and 2021, the Company’s valuation allowance was $24,094 and $15,542, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets, such as cumulative income and losses from prior years, and make an assessment of the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on the U.S. and foreign deferred tax assets that were not deemed realizable based upon the weight of the objectively verifiable negative evidence of cumulative losses over the recent three-year period.

During 2022, we increased our valuation allowance by $8,552 to $24,094 primarily due to U.S. and foreign loss carryforwards that are not expected to be recognized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s forecast for growth.

At December 31, 2022, the Company had federal, state, and foreign cumulative net operating loss carryforwards generated of $13,463, $14,436 and $39,373, respectively. The federal and foreign net operating loss carryforwards do not expire. The state net operating loss carryforwards will begin to expire in 2032 if not utilized.

Due to concerns raised around our liquidity as of December 31, 2022, the Company has determined it cannot indefinitely reinvest any of its unremitted foreign earnings and has accrued $3,061 of deferred foreign taxes as of December 31, 2022. This amount mainly relates to its earnings in Estonia where taxation is postponed until the profits are distributed as dividends.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
	2022	2021
Unrecognized tax benefits — January 1	$197	$39
Additions for tax positions taken in a prior year	470	94
Additions for tax positions taken in current year	142	64
Reductions for tax positions taken in the prior year due to statutes lapsing	(4)	—
Other reductions for tax positions taken in the prior year	(39)	—
Unrecognized tax benefits — December 31	$766	$197

The liability for unrecognized tax benefits, including potential interest and penalties, were recorded within other liabilities in the consolidated balance sheets.

The Company, including its subsidiaries, files tax returns with U.S. and foreign jurisdictions. The Company is subject to U.K. examinations by tax authorities for the 2020 tax year. The Company is subject to U.S. examinations by federal tax authorities for years 2019 to 2021 and by state tax authorities for years 2018 to 2021. The tax returns in Malta, Israel, and Bulgaria are still within the examination window of the local tax authorities. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company’s earnings. If recognized, the total amount of unrecognized tax benefits would impact the effective tax rate.

NOTE 15 — RESTRUCTURING

In January 2022, we implemented a strategic reduction of our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment. As a result of this initiative, we incurred $1.8 million in restructuring charges related to this plan during the year ended December 31, 2022, which are primarily related to employee severance pay and related costs. As of December 31, 2022, the Company had completed its restructuring plan and there were no unpaid restructuring charges.

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

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next, scheduled $3.0 million payment. In March, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement, and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the statement of operations for the year ended December 31, 2022.

On April 5, 2022, the Agreement with the remaining Content Provider was amended and restated. Prior to the amendment, the Company accounted for the hosting arrangement as a service contract and expensed service fees of $1.5 million to cost of revenue in the accompanying consolidated statement of operations for the year ended December 31, 2022. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement. The total fixed fees remaining under the amended arrangement totaled $25.0 million, of which $10.0 million was due during the year ended December 31, 2022, and $5.0 million due in each of the years 2023 through 2025. Fixed fee payments are presented in the accompanying consolidated statements of cash flows as payments for content licensing arrangements within cash flows from investing activities. Additional payments could be required if the Company’s total revenue generated from the arrangement exceed certain stipulated annual and cumulative thresholds during the contract term.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The amended and restated Agreement is accounted for as a business combination. The consideration transferred in exchange for the identifiable intangible assets is comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The contingent consideration represents additional amounts which the Company expects to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceeds certain stipulated annual and cumulative thresholds during the contract term. The fair value of the contingent liability is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internally generated anticipated games revenue as well as external market factors. The contingent consideration was valued using a Monte Carlo simulation based on management’s anticipated annual games revenue forecasts. The fair value of the contingent consideration was initially recognized upon execution of the amendment to the Agreement. At December 31, 2022 the Company concluded the fair value of the contingent consideration to be zero. Refer to Note 2 – Summary of Significant Accounting Policies and Note 3 – Acquisition for further detail.

At December 31, 2022 the present value of the remaining fixed fee payments remaining under the agreement of $15.3 million is recorded in content licensing liabilities in the consolidated balance sheet. The Company recognized imputed interest expense of $1,247 during the year ended December 31, 2022, related to the content licensing liabilities in other loss, net in the accompanying consolidated statement of operations.

In March 2023 the Company amended and restated its Content Licensing Agreement with the Content Provider which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement by $15 million. Refer to Note 17 – Subsequent Events for further detail.

Chile Operations

Coolbet’s B2C casino and sports-betting platform is accessible in Chile. Since June 1, 2020, foreign digital service suppliers that provide services to individuals in Chile have been required to register for value-added tax (“VAT”) purposes. On September 20, 2021, the Company submitted an inquiry to the Chilean Internal Revenue Service (“SII”) for clarification on the basis to apply VAT. In December 2021, the SII issued a general resolution as a response to another iGaming platform operator stating the Tax Administration’s position that fees paid by users for entertainment services provided through online gaming and betting platforms are subject to VAT in Chile. The SII clarified its interpretation that the VAT tax rate of 19% shall be applied to “fees paid by the users”, specifically gross customer deposits on the iGaming platform. This was further reiterated by the SII in June 2022 through a public response to an unnamed ruling request on the matter.

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of December 31, 2022, and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

On March 14, 2023, the SII issued a resolution stating that, although the SII lacks the power to qualify an activity as legal or illegal (which had been noted in previous SII resolutions), the SII is not empowered to register taxpayers for the simplified VAT regime who carry out activities that have been declared illegal by other State authorities that do have the power to qualify an activity as legal or illegal. It then notes that the SII has been informed by the Superintendency of Gambling Casinos that the offering of games of chance is only expressly authorized in certain instances under Chilean law, and thus taxpayers without domicile or residence in Chile that offer them are doing so illegally. As a result, the SII has excluded these taxpayers from the simplified VAT regime, effectively contradicting past guidance that stated the digital VAT law must be applied to online gaming and betting platforms.

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 28.0% and 25.8% of total consolidated revenue for the years ended December 31, 2022 and 2021, respectively.

NOTE 17 — SUBSEQUENT EVENTS

Content Licensing Agreement

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement by $15 million. Under the Amended Agreement, the fixed fee payment schedule was adjusted such that the remaining $4.0 million payable is due in equal instalments of $0.2 million per calendar month, with the first installment being due in April 2023. The remaining $1.6 million outstanding at the expiration of the Amended Agreement will be reconciled against amounts payable by the Content Provider to the Company for revenue generated from the Company’s distribution of the content. In consideration for the execution of the Amended Agreement, in March 2023 the Company entered into a Subscription Agreement with the Content Provider, under which the Content Provider has subscribed to 1,250,000 of the Company’s ordinary shares.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc, the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Station”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the first ten years of the initial term of the Master Gaming Services Agreement and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization, depending on whether certain minimum revenue conditions are met, with a minimum payment of $5.0 million.

Credit Facility

On April 13, 2023, a subsidiary of the Company executed agreements to amend its existing Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (“together forming the “Amended Credit Facility”). The Amended Credit Facility becomes effective upon cash settlement of payments initiated on April 13, 2023, which is probable to occur within one week of initiation.

The Amended Credit Facility matures on the third anniversary of its effective date and is fully guaranteed by the Company. There are no scheduled principal payments due under the Amended Credit Facility until maturity. The principal balance, accrued PIK interest, and an exit fee of 2.5% are due at maturity. The Amended Credit Facility stipulates that outstanding amounts will mature and be due and payable on the third anniversary of its effective date, or in the event of a change in control transaction. The Company incurred an estimated $3.1 million in debt issuance costs in connection with the Amended Credit Facility. The Amended Credit Facility contains customary negative covenants, a financial covenant requiring minimum liquidity of $10.0 million, as well as other financial covenants to be tested solely in the event the Company raises junior debt during the term of the Amended Credit Facility.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operation and cash flows for the periods presented in conformity with GAAP.

Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, our management and audit committee concluded that we had material weaknesses in our internal control over financial reporting as of such dates. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

The identified material weaknesses during such periods related to the design and operating effectiveness of internal controls over the completeness and accuracy of accounting for, and disclosure of, capitalized software development costs, net and revenue recognition. Specifically, the Company previously concluded it did not (i) design appropriate management review controls to properly identify the appropriate costs of employee time allocated to capitalized software development costs, net, and (ii) did not have sufficiently formalized policies and procedures with respect to the capitalized software development process. In addition, the Company previously concluded that it (i) did not design adequate procedures for customer contract reviews, (ii) had inadequate controls to appropriately apply the revenue recognition policy and (iii) had inadequate resources to properly evaluate technical aspects of revenue recognition, in each case with respect to contracts with customers.

In 2022, we designed and implemented measures to improve our internal control over financial reporting to remediate the identified material weaknesses related to revenue recognition and capitalized software development costs described above. These measures include formalizing and documenting our policies and procedures surrounding capitalized software development costs and revenue recognition, designing and implementing training for the employees whose roles and activities may qualify for capitalization, instituting monthly meetings with the development leadership team to assess the status of all projects, formalizing the customer contract review process and enhancing the scrutiny and precision of the management review controls over the capitalization of software development and revenue recognition process. As of December 31, 2022, the foregoing actions completed our remediation efforts with respect to the material weaknesses related to revenue recognition and capitalized software development costs.

Material Weakness in Internal Control Over Financial Reporting

The Company’s management and audit committee of the board of directors also previously concluded that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness.

Remediation Plans

In 2022, we began to design measures to improve our internal control over financial reporting to remediate the identified material weakness described above. These measures include implementing appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights. While we believe that these remediation steps have addressed the weaknesses previously identified in our B2B segment, we are unable to conclude at this time that these issues have been sufficiently addressed in our B2C segment.

We intend to continue to take steps to remediate the material weakness described above and we are further evolving our accounting processes, controls, and reviews. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and because of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Controls Over Financial Reporting

Except for the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2023 Annual Meeting of Shareholders (the “proxy statement”), all of which is incorporated by reference: “Directors;” “Executive Officers;” “Corporate Governance;” “Other Information - Delinquent Section 16(a) Reports;” “The Proxy Process and the Annual Meeting - Director Nominations and Shareholder Proposals for Inclusion in GAN Limited’s 2023 Proxy Materials,” and “Proposals - Proposal No. 1 - Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Executive Officers - Summary Compensation Table, Narrative Disclosure to Summary Compensation Table, Outstanding Equity Awards and Year End;” Directors - Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Other Information - Equity Compensation Plan Information, Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Corporate Governance - Review and Approval of Related Party Transactions” and “Corporate Governance - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Proposals - Proposal No. 2 - Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of GAN Limited are included in Item 8 of this report:

2. Financial Statement Schedules

All financial statement schedules are omitted as they are not required.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.2	GAN Limited Employee Stock Purchase Plan		DEF 14A	Exhibit A	June 10, 2021
4.3	Description of Securities		10-K	4.3	April 25, 2022
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan – Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan – Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan – Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan – Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020

10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	GAN Limited Employee Stock Purchase Plan		F-1	10.5	December 7, 2020
10.5+	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.6+	Employment Agreement with Karen Flores		10-K	10.7	March 31. 2021
10.7+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Option Plan		S-8	4.3.5	February 12, 2021
10.8.1+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Plan Option Agreement		S-8	4.3.6	February 12, 2021
10.8.2+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan Option Agreement		S-8	4.3.7	February 12, 2021
10.8.3+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan (EMI)		S-8	4.3.8	February 12, 2021
10.9+	Executive Employment Agreement, between the Company and Sylvia Tiscareño, dated December 19, 2021		8-K	10.2	December 22, 2021
10.10+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2022		10-K	10.14	April 15, 2022
10.11	Credit Agreement, by and among the Company, BPC Lending I, LLC and Alter Domus (US) LLC as agent dated April 25, 2022		10-Q	10.11	August 15, 2022
10.12+	Separation and Release Agreement, between the Company and Karen Flores, dated December 28, 2022	X
10.13+	Amended and Restated Employment Agreement, between the Company and Brian Chang, dated December 30, 2022	X
16.1	Letter of BDO LLP dated April 16, 2021		8-K	16.1	April 16, 2021
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	X

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

Dated: April 14, 2023	GAN LIMITED (Registrant)

	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Dermot S. Smurfit and Brian Chang as his or her true and lawful attorney and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DERMOT S. SMURFIT	Chief Executive Officer (Principal Executive Officer)	April 14, 2023
Dermot S. Smurfit

/s/ BRIAN CHANG	Interim Chief Financial Officer	April 14, 2023
Brian Chang	(Principal Financial and Accounting Officer)

/s/ SEAMUS MCGILL	Director	April 14, 2023
Seamus McGill

/s/ MICHAEL SMURFIT JR.	Director	April 14, 2023
Michael Smurfit Jr.

/s/ DAVID GOLDBERG	Director	April 14, 2023
David Goldberg

/s/ SUSAN BRACEY	Director	April 14, 2023
Susan Bracey

/s/ ERIC GREEN	Director	April 14, 2023
Eric Green

