Form 10-Q
period 2023-03-31
GAN Ltd
filed 2023-05-10
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 8, 2023, there were 44,683,390 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$40,755	$45,920
Accounts receivable, net of allowance for doubtful accounts of $119 and $250 at March 31, 2023 and December 31, 2022, respectively	13,873	13,808
Prepaid expenses	5,333	4,861
Other current assets	3,111	3,041
Total current assets	63,072	67,630

Capitalized software development costs, net	7,756	6,749
Intangible assets, net	22,167	24,955
Other assets	3,642	3,746
Total assets	$96,637	$103,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,603	$6,437
Accrued compensation and benefits	8,864	8,750
Accrued content license fees	1,748	2,214
Liabilities to users	9,663	10,683
Other current liabilities	5,115	4,448
Total current liabilities	30,993	32,532

Deferred income taxes	4,107	4,218
Long-term debt	28,483	28,157
Content licensing liabilities	6,389	15,280
Other liabilities	2,058	2,125
Total liabilities	72,030	82,312
Commitments and contingencies (Note 14)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 43,280,958 and 42,894,211 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	433	429
Additional paid-in capital	330,366	328,998
Accumulated deficit	(273,360)	(274,861)
Accumulated other comprehensive loss	(32,832)	(33,798)
Total shareholders’ equity	24,607	20,768
Total liabilities and shareholders’ equity	$96,637	$103,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$35,129	$37,494

Operating costs and expenses
Cost of revenue (1)	10,161	11,700
Sales and marketing	7,184	6,098
Product and technology	9,578	8,954
General and administrative (1)	10,006	9,392
Restructuring	—	1,059
Depreciation and amortization	4,201	4,413
Total operating costs and expenses	41,130	41,616
Operating loss	(6,001)	(4,122)
Interest expense (income), net	1,716	(9)
Other income, net	(9,292)	—
Income (loss) before income taxes	1,575	(4,113)
Income tax expense	74	386
Net income (loss)	$1,501	$(4,499)

Earnings (loss) per share, basic and diluted	$0.03	$(0.11)

Weighted average ordinary shares outstanding
Basic	42,982,255	42,252,661
Diluted	47,200,182	42,252,661

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income (loss)	$1,501	$(4,499)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	966	(4,264)
Comprehensive income (loss)	$2,467	$(8,763)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2023	42,894,211	$429	$328,998	$(274,861)	$(33,798)	$20,768
Net income	—	—	—	1,501	—	1,501
Foreign currency translation adjustments	—	—	—	—	966	966
Share-based compensation	—	—	1,382	—	—	1,382
Restricted share activity	377,944	4	—	—	—	4
Repurchase of restricted shares to pay tax liability (Note 7)	(49,157)	(1)	(78)	—	—	(79)
Issuance of ordinary shares upon ESPP purchases	57,960	1	64	—	—	65
Balance at March 31, 2023	43,280,958	$433	$330,366	$(273,360)	$(32,832)	$24,607

					Accumulated
			Additional		Other	Total
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	444
Restricted share activity	2,365	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$(80,859)	$(23,840)	$217,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$1,501	$(4,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of software and intangible assets	3,835	4,082
Depreciation on property and equipment and finance lease right-of-use assets	365	331
Amortization of debt discount and debt issuance costs	326	—
Share-based compensation expense	1,362	1,222
Gain on extinguishment of content liability	(9,292)	—
Deferred income tax	(194)	—
Other	(181)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	143	237
Prepaid expenses	(404)	(670)
Other current assets	(32)	(267)
Other assets	39	238
Accounts payable	(916)	591
Accrued compensation and benefits	(7)	(2,885)
Accrued content license fees	(498)	—
Liabilities to users	(1,213)	22
Other current liabilities	660	(183)
Other liabilities	331	(243)
Net cash used in operating activities	(4,175)	(2,024)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(1,343)	(3,543)
Purchases of gaming licenses	(165)	(16)
Purchases of property and equipment	(254)	(429)
Net cash used in investing activities	(1,762)	(3,988)

Cash Flows From Financing Activities
Proceeds from issuance of ordinary shares upon ESPP purchase	65	—
Repurchase of restricted shares to pay tax liability	(112)	—
Net cash used in financing activities	(47)	—

Effect of foreign exchange rates on cash	819	118

Net decrease in cash	(5,165)	(5,894)
Cash, beginning of period	45,920	39,477
Cash, end of period	$40,755	$33,583

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,068	$2,444
Income taxes	36	728
Intangible assets acquired in business acquisition included in current and long-term liabilities	—	24,876
Accrued liability settled through issuance of shares	—	913

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2023, the Company had an accumulated deficit of $273.4 million, with cash of $40.8 million and liabilities to users of $9,663. The Company had historically operated with net losses and has not generated positive cash flows. Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions and the substantial variability inherent in the Company’s wager-based revenues streams. These factors indicate uncertainty related to the ability of the Company to meet its current obligations as they come due.

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

On April 13, 2023, a subsidiary of the Company executed agreements to amend its existing credit facility to waive all events of default, amend certain financial covenants, assign the rights to the credit facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments initiated on April 13, 2023, occurred on April 14, 2023 and represented a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 15 – Subsequent Events for further detail. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the ability to meet its current obligations as they come due.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $624 and $867 for the three months ended March 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $36.9 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

Revenue Recognition

Revenue from B2B Operations

The Company’s revenue from its B2B operations are primarily from its internet gaming Software-as-a-Service platform (“SaaS”), GameSTACK, that its customers use to provide RMiG, online sports gaming and SIM services to its end users. The Company enters into contracts with its customers that generally range from three to five years and include renewal provisions. These contracts generally include provision of the internet gaming platform, content consisting of proprietary and third-party games, development services and support and marketing services. In certain cases, the contract may include computer hardware to be procured on behalf of the customer. The customers cannot take possession of the hosted GameSTACK software and the Company does not sell or license the GameSTACK software.

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At March 31, 2023 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $9.7 million.

The Company’s promise to provide the RMiG SaaS platform and content licensing services on the hosted software is a single performance obligation. This performance obligation is recognized over time, as the Company provides services to its customers in its delivery of services to the player end user. The Company’s customers simultaneously receive and consume the benefits provided by the Company as it delivers services to its customers. Usage based fees are considered variable consideration as the service is to provide unlimited continuous access to its hosted application and usage of the hosted system is primarily controlled by the player end user. The transaction price includes fixed and variable consideration and is billed monthly with the amount due generally thirty days from the date of the invoice. Variable consideration is allocated entirely to the period in which consideration is earned as the variable amounts relate specifically to the customer’s usage of the platform that day and allocating the usage-based fees to each day is consistent with the allocation objective, primarily that the change in amounts reflect the changing value to the customer. The Company’s internet gaming system, game content, support and marketing services are provided equally throughout the term of the contract. These services are made up of a daily requirement to provide access and use of the internet gaming system and optional support and marketing services to the customer over the same period of time, and not a specified amount of services. The series of distinct services represents a single performance obligation that is satisfied over time.

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At March 31, 2023 and December 31, 2022, the Company has recorded a liability due to its customers for their share of the fees of $1,582 and $1,628 , respectively, within other current liabilities in the condensed consolidated balance sheets.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Company uses third-party content providers in supplying game content in its performance of providing game content on its platform to its customers. A customer has access to the Company’s propriety and licensed game content. Additionally, the customer can direct the Company to procure third-party game content on its behalf. The Company has determined it acts as the principal for providing the game content when the Company controls the game content, and therefore presents the revenue on a gross basis in the condensed consolidated statements of operations. When the customer directs the Company to procure third-party game content, the Company determined it is deemed an agent for providing such game content, and therefore, records the revenue, net of the costs of content license fees, in the condensed consolidated statements of operations.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 4,700 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Product and Technology

Product and technology expenses consist primarily of personnel costs associated with development and maintenance activities that are not capitalized. These costs primarily represent employee expenses (including but not limited to, salaries, bonus, employee benefits, employer tax expenses, and share-based compensation) for personnel and contractors involved in the design, development, and project management of our proprietary technologies as well as developed and licensed content.

General and Administrative

General and administrative expenses consist of costs, including gaming operations costs, not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory and compliance, audit, and consulting expenses), rent contingencies, insurance, allowance for credit losses, foreign currency transaction gains and losses, and costs related to the compensation of executive and non-executive personnel, including share-based compensation.

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

Earnings Per Share, Basic and Diluted

Basic earnings per share is calculated by dividing earnings by the weighted average number of ordinary shares outstanding during the year. In periods of loss, basic and diluted per share information are the same.

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At March 31, 2023 and December 31, 2022, the related liabilities to users were $9,663 and $10,683, respectively.

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

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three months ended March 31, 2023, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Debt

Debt issuance costs incurred in connection with the issuance of new debt are recorded as a reduction to the long-term debt balance on the condensed consolidated balance sheets, and amortized over the term of the loan commitment as interest expense in the accompanying condensed consolidated statements of operations. The Company calculates amortization expense on capitalized debt issuance costs using the effective interest method in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

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

The Company does not hold any significant Level 2 or Level 3 financial instruments.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, Estonia, Malta, and Mexico. The Company records an income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to measure and recognize contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value on the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, and should be applied prospectively to business combinations occurring on or after the effective date. The Company adopted the amended guidance on January 1, 2023, and such adoption did not materially impact the financial statements.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 and consisted of the following:

	Estimated Useful	March 31,	December 31,
	Life (in years)	2023	2022
Fixtures, fittings and equipment	3 - 5	$4,460	$4,136
Platform hardware	5	2,333	2,313
Total property and equipment, cost		6,793	6,449
Less: accumulated depreciation		(4,012)	(3,599)
Total		$2,781	$2,850

Depreciation expense related to property and equipment was $365 and $310 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Capitalized software development costs	$8,588	$6,857
Development in progress	514	732
Total capitalized software development, cost	9,102	7,589
Less: accumulated amortization	(1,346)	(840)
Total	$7,756	$6,749

At March 31, 2023, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $486 and $1,162 for the three months ended March 31, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	March 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	4.0	$34,103	$(20,498)	$13,605
Customer relationships	3.1	6,890	(4,057)	2,833
Trade names and trademarks	10.0	5,455	(1,469)	3,986
Gaming licenses	6.6	3,361	(1,618)	1,743
		$49,809	$(27,642)	$22,167

	Weighted	December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	3.9	$33,443	$(17,570)	$15,873
Customer relationships	3.1	6,788	(3,426)	3,362
Trade names and trademarks	10.0	5,347	(1,312)	4,035
Gaming licenses	6.7	3,149	(1,464)	1,685
		$48,727	$(23,772)	$24,955

Acquired in-process technology consisted of a proprietary technical platform which was under development at the time of acquisition until its completion in September 2022. Following its completion and the launch of GAN Sports, the developed technology was placed in service and is currently being amortized over an estimated useful life of 5 years.

Amortization expense related to intangible assets was $3,349 and $2,920 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2023	$10,351
2024	3,072
2025	2,921
2026	2,490
2027	1,709
Thereafter	1,624

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 — DEBT

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

The Company incurred $2.4 million in debt issuance costs during the three year ended December 31, 2022 in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million.

Debt Covenants

The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with the Company’s financial results. The negative covenants included restrictions regarding the incurrence of liens and indebtedness, certain merger and acquisition transactions, asset sales and other dispositions, other investments, dividends, share purchases and payments affecting subsidiaries, changes in nature of business, fiscal year or organizational documents, transactions with affiliates, and other matters.

The Credit Facility contained customary events of default, including, among others: non-payments of principal and interest; breach of representations and warranties; covenant defaults; the existence of bankruptcy or insolvency proceedings; certain events under ERISA; gaming license revocations in material jurisdictions; material judgments; and a change of control. If an event of default occurred and was not cured within any applicable grace period or was not waived, the administrative agent and the lender were entitled to take various actions, including, without limitation, the acceleration of all amounts due and the termination of commitments under the Credit Facility. As of March 31, 2023, the Company was in compliance with or obtained waivers for all covenants related to the Credit Facility.

Subsequent Amendment

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments initiated on April 13, 2023, which occur on April 14, 2023, and represented a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. Refer to Note 15 – Subsequent Events for further detail of the Amended Credit Facility.

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of March 31, 2023
Credit Facility
Principal	15.46%	$30,000
Less unamortized debt issuance costs		(1,517)
Long-term debt, net		$28,483

During the three months ended March 31, 2023, the Company incurred $1,394 in interest expense, of which $326 relates to the amortization of debt issuance costs.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At March 31, 2023, the 2020 Plan provided for grants of up to 9,275,342 ordinary shares and there were 1,468,604 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the three months ended March 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	3,447,155	$9.12	6.59	$1,139
Granted	367,870	0.01
Exercised	—	—
Forfeited/expired or cancelled	(245,151)	14.31
Outstanding at March 31, 2023	3,569,874	$7.83	6.86	$1,356
Options exercisable at March 31, 2023	2,402,269	$7.87	5.95	$436

The Company recorded share-based compensation expense related to share options of $655 and $383 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was total unrecognized compensation cost of $279 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the three months ended March 31, 2023, the Board of Directors approved the issuance of options to purchase 367,870 ordinary shares to employees under the 2020 Plan, all of which were share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As all of these options are in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. The weighted average grant date fair value of options granted was $1.70 and $6.12 for the three months ended March 31, 2023 and 2022, respectively.

Three Months Ended
March 31, 2022
Expected share price volatility	61.20%
Expected term (in years)	5.00
Risk-free interest rate	1.74%
Dividend yield	0%

For options granted during the three months ended March 31, 2023, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In March 2023, the Board of Directors approved the issuance of 1,009,086 restricted share units to its employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the three months ended March 31, 2023, 149,801 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 49,157 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $647 and $924 for the three months ended March 31, 2023 and 2022, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $58 for the three months ended March 31, 2023. At March 31, 2023, there was total unrecognized compensation cost of $428 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the restricted share unit activity as of and for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	1,171,371	$5.43
Granted	1,009,086	1.50
Vested	(328,787)	4.72
Forfeited/expired or cancelled	(21,962)	5.47
Outstanding at March 31, 2023	1,829,708	$3.51

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

The Company recorded share-based compensation expense related to the restricted share awards of $42 for the three months ended March 31, 2023. At March 31, 2023, there was total unrecognized compensation cost of $111 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.7 years. There were no restricted share awards that vested during the three months ended March 31, 2023.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company issued 57,960 shares under the ESPP during the three months ended March 31, 2023. During the three months ended March 31, 2023 the Company recognized share-based compensation expense of $18 related to the ESPP.

Content Provider Issuance

On March 29, 2023, the Company amended and restated its commercial agreement with a content provider. In conjunction with this agreement, the Company entered into a Subscription Agreement with the content provider, under which the content provider has subscribed to 1,250,000 of the Company’s ordinary shares. Refer to Note 14 – Commitment and Contingencies for further details.

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $178 and $173 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 — EARNINGS PER SHARE

Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period. Basic and diluted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022
Numerator–basic and diluted:
Net income (loss)	$1,501	$(4,499)

Denominator
Basic weighted average ordinary shares outstanding	42,982,255	42,252,661
Effect of dilutive securities (1)
Share options outstanding	1,121,001	—
Ordinary shares issued in connection with Content Provider Agreement	1,250,000	—
Restricted shares	1,829,708	—
Restricted share units	17,218	—
Diluted weighted average ordinary shares	47,200,182	42,252,661

Basic earnings (loss) per share	$0.03	$(0.11)
Diluted earnings (loss) per share	$0.03	$(0.11)

(1)	For the three months ended March 31, 2023, 2,448,873 share options with an exercise prices greater than the market price of the Company’s ordinary shares were excluded from the computation of diluted weighted average ordinary shares outstanding. Additionally, for the three months ended March 31, 2022, potentially dilutive securities consisting of certain share options, nonvested restricted shares and restricted share units totaling 5,649,593 shares were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive due to the Company incurring a net loss during the three months ended March 31, 2022.

NOTE 10 — REVENUE

The following table reflects revenue recognized for the three months ended March 31, 2023 and 2022 in line with the timing of transfer of services:

	Three Months Ended
	March 31,
	2023	2022
Revenue from services delivered at a point in time	$23,895	$24,424
Revenue from services delivered over time	11,234	13,070
Total	$35,129	$37,494

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Contract liabilities from advance customer payments, beginning of the period	$2,117	$1,874
Contract liabilities from advance customer payments, end of the period (1)	2,655	2,095
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	223	296

(1)	Contract liabilities from advance customer payments, end of period consisted of $1,599 and $720 recorded in other current liabilities in the condensed consolidated balance sheets at March 31, 2023 and 2022, respectively and $1,056 and $1,375 recorded in other liabilities in the condensed consolidated balance sheet at March 31, 2023 and 2022, respectively.

NOTE 11 — SEGMENT REPORTING

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

Summarized financial information by reportable segments for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$11,279	$23,850	$35,129	$13,070	$24,424	$37,494
Cost of revenue (1)	1,995	8,166	10,161	3,903	7,797	11,700
Segment contribution	$9,284	$15,684	$24,968	$9,167	$16,627	$25,794

(1)	Excludes depreciation and amortization expense

During the three months ended March 31, 2023 and 2022, one customer in the B2B segment individually accounted for 16.1% and 16.6% of total revenue, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Segment contribution (1)	$24,968	$25,794
Sales and marketing	7,184	6,098
Product and technology	9,578	8,954
General and administrative (1)	10,006	9,392
Restructuring	—	1,059
Depreciation and amortization	4,201	4,413
Interest expense (income), net	1,716	(9)
Other income, net	(9,292)	—
Income (loss) before income taxes	$1,575	$(4,113)

(1)	Excludes depreciation and amortization expense

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended
	March 31,
	2023	2022
B2B:
Platform and content license fees	$8,627	$10,702
Development services and other	2,652	2,368
Total B2B revenue	11,279	13,070

B2C:
Sportsbook	9,967	11,184
Casino	13,189	12,579
Poker	694	661
Total B2C revenue	23,850	24,424
Total revenue	$35,129	$37,494

Revenue by location of the customer for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
United States	$8,516	$11,491
Europe	12,677	12,564
Latin America	11,270	12,225
Rest of the world	2,666	1,214
	$35,129	$37,494

NOTE 12 — INCOME TAXES

The Company’s effective income tax rate was 4.7% and (9.4)% for the three months ended March 31, 2023 and 2022, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three months ended March 31, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

NOTE 13 — RESTRUCTURING

In January 2022, the Company implemented a strategic reduction of its existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of its B2B segment. As a result of this initiative, the Company incurred $1.1 million in restructuring charges related to this plan during the three months ended March 31, 2022, which were primarily related to employee severance pay and related costs. The Company completed its restructuring plan in 2022 and there were no unpaid restructuring charges.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements granted the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers is committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company was required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees were to be paid systematically over the initial five-year terms. Additional payments could have been required if the Company’s total revenue generated from the licensed content exceed certain stipulated annual and cumulative thresholds during the contract terms. Under the terms of the Agreements, the Content Providers were to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next, scheduled $3.0 million payment. In March, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement, and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the condensed statement of operations for the year ended December 31, 2022.

On April 5, 2022, the Agreement with the remaining Content Provider was amended and restated. Prior to the amendment, the Company accounted for the hosting arrangement as a service contract and expensed service fees of $1.5 million to cost of revenue during the year ended December 31, 2022. In accordance with the restated arrangement, the Company amended certain commercial terms, which included obtaining the contractual right to lease the remote gaming servers, taking possession of the related software, and obtaining a service contract from the Content Provider for the duration of the arrangement.

The amended and restated Agreement was accounted for as a business combination. The consideration transferred in exchange for the identifiable intangible assets was comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The contingent consideration represents additional amounts which the Company expected to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceeds certain stipulated annual and cumulative thresholds during the contract term. In December 2022, the Company revised its 2023 budget and long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy. Based on this update, as of December 31, 2022, the Company determined that the intangible assets associated with the Agreement with a carrying amount of $18.4 million were no longer recoverable and wrote them off in full. Additionally, the Company determined that the related customer relationships intangible assets with a carrying amount of $2.3 million were no longer recoverable and wrote them down to their estimated fair value of $1.6 million. Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820 as well as expected contract term. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because negotiations have not yet concluded, it is reasonably possible that the estimate of the expected future cash flows may change in the near term resulting in the need to adjust the determination of fair value.

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement by $15.0 million. Under the Amended Agreement, the fixed fee payment schedule was adjusted such that the remaining $4.0 million payable is due in equal installments of $0.2 million per calendar month, with the first installment being due in April 2023. The remaining $1.6 million outstanding at the expiration of the Amended Agreement will be reconciled against amounts payable by the Content Provider to the Company for revenue generated from the Company’s distribution of the content. In consideration for the execution of the Amended Agreement, in March 2023 the Company entered into a Subscription Agreement with the Content Provider, under which the Content Provider has subscribed to 1,250,000 of the Company’s ordinary shares. The stock subscription represents a liability as of March 31, 2023 until such time as the additional shares are registered and issued to the Content Provider. The Company recorded a gain of $9.3 million related to the extinguishment of the fixed fees recognized in other income, net during the three months ended March 31, 2023, net of the value of the stock subscription obligation recorded within accrued liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2023. In the second quarter of 2023, the Company issued and registered the shares in connection with an S-1 resale registration statement.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of March 31, 2023 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 29% and 31% of total consolidated revenue for the three months ended March 31, 2023 and 2022, respectively.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc., the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Station”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the period as specified by the Synthetic Equity Addendum and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization over approximately $2.00 per share, depending on whether certain minimum revenue conditions are met over the next five years. The payment represents an equity-linked financial instrument containing service, performance and market conditions and is measured and classified in accordance with stock-based compensation guidance. The initial grant date value represents an upfront payment to a customer which will be attributed as contra revenue over the initial contract term as revenue is recognized under the arrangement such that revenue is recognized at an amount for which it is probable a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty about payments to customers is resolved. The initial grant date liability will be marked to market at each reporting period through operating income (loss). The initial grant date value was not significant to the financial statements as of March 31, 2023.

NOTE 15 — SUBSEQUENT EVENTS

Amended Credit Facility

On April 13, 2023, a subsidiary of the Company executed the Amended Credit Facility to amend its existing Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued PIK interest of 8.0% per year. The Amended Credit Facility became effective upon cash settlement of payments which completed on April 14, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2022 Form 10-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our 2022 Annual Report on Form 10-K. There have been no material changes during the periods covered by this Quarterly Report on Form 10-Q from the critical policies described in our Form 10-K.

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

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in these forward-looking statements. Factors that might cause such differences are described in “Item 1A. Risk Factors” in our 2022 Form 10-K and in this Quarterly Report on Form 10-Q.

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

Our net income (loss) was $1.5 million and ($4.5) million for the three months ended March 31, 2023 and 2022, respectively.

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

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$35,129	$37,494	$(2,365)	(6.3)%
Operating costs and expenses
Cost of revenue (1)	10,161	11,700	(1,539)	(13.2)%
Sales and marketing	7,184	6,098	1,086	17.8%
Product and technology	9,578	8,954	624	7.0%
General and administrative (1)	10,006	9,392	614	6.5%
Restructuring	—	1,059	(1,059)	(100.0)%
Depreciation and amortization	4,201	4,413	(212)	(4.8)%
Total operating costs and expenses	41,130	41,616	(486)	(1.2)%
Operating loss	(6,001)	(4,122)	(1,879)	45.6%
Interest expense (income), net	1,716	(9)	1,725	n.m.
Other income, net	(9,292)	—	(9,292)	n.m.
Income (loss) before income taxes	1,575	(4,113)	5,688	n.m.
Income tax expense	74	386	(312)	(80.8)%
Net income (loss)	$1,501	$(4,499)	$6,000	n.m.

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended
	March 31,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$8,516	$11,491	24.2%	30.6%	$(2,975)	(25.9)%
Europe	12,677	12,564	36.1%	33.5%	113	0.9%
Latin America	11,270	12,225	32.1%	32.6%	(955)	(7.8)%
Rest of the world	2,666	1,214	7.6%	3.3%	1,452	119.6%
Total revenue	$35,129	$37,494	100.0%	100.0%	$(2,365)	(6.3)%

Revenue

Revenue was $35.1 million for the three months ended March 31, 2023, a decrease of $2.4 million from the comparable period in 2022. The decrease was primarily attributable to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer, that was partially offset by overall growth in the B2B segment due to strong performance of our B2B customers during the quarter.

Revenue fluctuations in the United States are the result of decreased RMiG revenues in our B2B operations. The fluctuations in Europe were the result of declines in our B2B performance, offset by an improvement in our B2C operations. The decrease in Latin America was entirely attributable to our B2C operations. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $10.2 million for the three months ended March 31, 2023, a decrease of $1.5 million from the comparable period in 2022 . The decrease was primarily attributable to recognition of service expense related to our content licensing arrangements that was accounted for as a service contract in the prior year.

Sales and Marketing

Sales and marketing expense was $7.2 million for the three months ended March 31, 2023, an increase of $1.1 million from the comparable period in 2022. The increase was primarily attributable to increased sales and marketing activities within our B2C operations to attract additional end-users.

Product and Technology

Product and technology expense was $9.6 million for the three months ended March 31, 2023, an increase of $0.6 million from the comparable period in 2022, primarily due to the decrease in capitalized development costs in our B2B segment of $2.1 million. This increase was partially offset by decreases in personnel costs within the B2B segment as the Company continues to assess its cost structure.

General and Administrative

General and administrative expense was $10.0 million for the three months ended March 31, 2023, an increase of $0.6 million, which related to increased salaries and wages resulting from the Company expanding the participants of its management incentive program as a means of retaining key contributors.

Depreciation and Amortization

Depreciation and amortization expense was $4.2 million for three months ended March 31, 2023, a decrease of $0.2 million from the comparable period in 2022. The decrease was primarily due to assets fully amortizing in prior periods.

Income Tax Expense

We recorded income tax expense of $0.1 million for the three months ended March 31, 2023, reflecting an effective tax rate of 4.7%, compared to income tax expense of $0.4 million for the three months ended March 31, 2022, reflecting an effective tax rate of (9.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended March 31, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	March 31,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$11,279	$13,070	100.0%	100.0%	$(1,791)	(13.7)%
Cost of revenue (1)	1,995	3,903	17.7%	29.9%	(1,908)	(48.9)%
B2B segment contribution	$9,284	$9,167	82.3%	70.1%	$117	1.3%
B2C
Revenue	$23,850	$24,424	100.0%	100.0%	$(574)	(2.4)%
Cost of revenue (1)	8,166	7,797	34.2%	31.9%	369	4.7%
B2C segment contribution	$15,684	$16,627	65.8%	68.1%	$(943)	(5.7)%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue decreased $1.8 million primarily due to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer, that was partially offset by overall growth in the B2B segment due to organic growth in the B2B segment due to strong performance of our B2B customers.

B2B cost of revenue decreased $1.9 million primarily attributable to recognition of service expense of $1.5 million related to our content licensing arrangements that was accounted for as a service contract in the prior year. The additional decrease was primarily related to a decrease in royalties resulting from declines in our SIM revenues.

Segment contribution for B2B, which excludes depreciation and amortization expense, increased marginally by 1.3% and was relatively consistent as the declines in revenues described above were consistent with the decreases in cost of revenues.

B2C Segment

B2C revenue decreased $0.6 million primarily due to the weakening of the currencies in which we derive our B2C operations’ revenues relative to the U.S. Dollar.

B2C cost of revenue increased $0.4 million primarily due to an increase in gaming duties as a result of entering into new jurisdictions.

Segment contribution for B2C, which excludes depreciation and amortization expense, decreased by 5.7%. This decrease was primarily driven by the decrease in revenues as described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Net income (loss)	$1,501	$(4,499)
Income tax expense	74	386
Interest expense (income), net	1,716	(9)
Gain on amendment of Content Licensing Agreement (1)	(9,292)	—
Depreciation and amortization	4,201	4,413
Share-based compensation and related expense (2)	1,839	1,621
Restructuring	—	1,059
Adjusted EBITDA	$39	$2,971

(1) Includes $9.3 million gain related to the extinguishment of the fixed fees recognized in other income, net within the condensed consolidated statement of operations.

(2) Includes $1.4 million and $1.3 million in equity-classified expense for the three months ended March 31, 2023 and 2022, respectively, and a benefit of $0.1 million from liability-classified awards for the three months ended March 31, 2022. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense includes $0.5 million and $0.4 million of bonus expense, inclusive of employer taxes, which will be settled in equity, for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 7. Share-based Compensation for further details.

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

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent
B2B Gross Operator Revenue (in millions)	$422.8	$297.8	$125.0	42.0%
B2B Take Rate	2.7%	4.4%	(1.7)%	N/A
B2C Active Customers (in thousands)	257	230	27	11.7%
B2C Marketing Spend Ratio	21%	19%	2.0%	N/A
B2C Sports Margin	7.1%	7.2%	(0.1)%	N/A

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

The increase in Gross Operator Revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was driven primarily by organic growth in Michigan, New Jersey, and existing customers in Pennsylvania. Additional growth resulted from expansion of new and existing clients into new jurisdictions, such as Arkansas and Ontario, launch of retail sportsbook solution for new and existing customers in new jurisdictions such as Mississippi and Massachusetts.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer.

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

The increase in B2C Active Customers for the three months ended March 31, 2023 was primarily driven by customer acquisition in Latin America.

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

The increase in B2C Marketing Spend Ratio for the three months ended March 31, 2023 was primarily driven by increased marketing spend in Latin America, and higher customer acquisition costs as a result of regulatory updates in Northern Europe, and several marketing and sponsorship in Latin American to develop greater brand awareness during the current period.

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

The decrease in B2C Sports Margin for three months ended March 31, 2023 was primarily attributable to more favorable outcomes in the prior period.

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, and developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital.

During the year ended December 31, 2022, we entered into a Content Licensing Agreement (the “Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games which was amended and restated on April 5, 2022. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceeds certain stipulated annual and cumulative thresholds during the contract term. In March 2023, the Company amended and restated its Content Licensing Agreement with the Content Provider, which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement by $15 million.

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business.

We utilized cash in investing activities of $1.8 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. Of these activities, expenditures related to internally developed capitalized software represented $1.3 million and $3.5 million, respectively, and property and equipment (including licenses for internal use software) represented $0.4 million for both periods.

Sources of Liquidity

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

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contains affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We obtained waivers for all financial covenants as of March 31, 2023.

On April 13, 2023, we executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from our existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility becomes effective upon cash settlement of payments initiated on April 13, 2023, which is probable to occur within one week of initiation and would represent a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 15 – Subsequent Events in the accompanying condensed consolidated financial statements for further detail with respect to the Amended Credit Facility.

We believe cash generated from operations and cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We are actively addressing internal costs to conserve cash and executing these programs will be critical to our ability to continue funding our operations for at least the next twelve months.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Net cash used in operating activities	$(4,175)	$(2,024)	(2,151)	n.m.
Net cash used in investing activities	(1,762)	(3,988)	2,226	(55.8)%
Net cash used in financing activities	(47)	—	(47)	—%
Effect of foreign exchange rates on cash	819	118	701	n.m.
Net decrease in cash	$(5,165)	$(5,894)	$729	(12.4)%

n.m. = not meaningful

Operating Activities

Net cash used in operating activities increased $2.2 million, primarily resulting from a decrease in earnings after adjustments to reconcile net income (loss) to cash flows from operations of $3.4 million. The amounts were offset by favorable fluctuations in working capital of 1.3 million.

Investing Activities

Net cash used in investing activities decreased $2.2 million primarily due to a reduction of capitalized development within the B2B segment.

Financing Activities

Net cash used in investing activities was relatively consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements will not occur or that all control issues, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

The Company’s management and audit committee of the board of directors also determined that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties, review user access rights, monitor activities of finance users with elevated rights within the financial reporting system, and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted an additional material weakness. While the Company has actively begun to implement controls to remediate the material weaknesses, these weaknesses have not been resolved as of March 31, 2023.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, both known and unknown, including those described below and in Part I, Item 1A of our 2022 Form 10-K under the heading “Risk Factors,” any of which, alone or in combination with other, could cause our actual operating results and financial condition to vary materially from past, or from anticipated future operating results or financial condition.

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

During the three months ended March 31, 2023, the Company had no share repurchases under this program. The approximate dollar value of shares that may yet be purchased under the plan was $4.0 million as of March 31, 2023.

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

GAN Limited

Date: May 10, 2023	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

