Form 10-Q
period 2023-06-30
GAN Ltd
filed 2023-08-09
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At August 4, 2023, there were 44,683,215 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$43,387	$45,920
Accounts receivable, net of allowance for doubtful accounts of $489 and $250 at June 30, 2023 and December 31, 2022, respectively	10,152	13,808
Prepaid expenses	3,933	4,861
Other current assets	3,454	3,041
Total current assets	60,926	67,630

Capitalized software development costs, net	7,908	6,749
Intangible assets, net	18,924	24,955
Operating lease right-of-use assets	2,103	234
Other assets	5,123	3,512
Total assets	$94,984	$103,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,815	$6,437
Accrued compensation and benefits	11,087	8,750
Accrued content license fees	1,955	2,214
Liabilities to users	8,834	10,683
Current operating lease liabilities	409	195
Other current liabilities	5,173	4,253
Total current liabilities	32,273	32,532

Deferred income taxes	4,625	4,218
Long-term debt	39,769	28,157
Content licensing liabilities	3,400	15,280
Non-current operating lease liabilities	1,725	—
Other liabilities	3,253	2,125
Total liabilities	85,045	82,312
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 44,683,215 and 42,894,211 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	447	429
Additional paid-in capital	333,938	328,998
Accumulated deficit	(291,769)	(274,861)
Accumulated other comprehensive loss	(32,677)	(33,798)
Total shareholders’ equity	9,939	20,768
Total liabilities and shareholders’ equity	$94,984	$103,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$33,758	$34,967	$68,887	$72,461

Operating costs and expenses
Cost of revenue (1)	9,485	10,463	19,646	22,163
Sales and marketing	7,324	7,413	14,508	13,511
Product and technology	11,238	8,403	20,816	17,357
General and administrative (1)	10,029	10,327	20,035	19,719
Impairment	—	28,861	—	28,861
Restructuring	—	712	—	1,771
Depreciation and amortization	4,243	6,556	8,444	10,969
Total operating costs and expenses	42,319	72,735	83,449	114,351
Operating loss	(8,561)	(37,768)	(14,562)	(41,890)
Interest expense	905	1,080	2,621	1,071
Other loss (income), net	8,358	(270)	(934)	(270)
Loss before income taxes	(17,824)	(38,578)	(16,249)	(42,691)
Income tax expense (benefit)	585	(229)	659	157
Net loss	$(18,409)	$(38,349)	$(16,908)	$(42,848)

Loss per share, basic and diluted	$(0.42)	$(0.91)	$(0.39)	$(1.01)

Weighted average ordinary shares outstanding, basic and diluted	44,147,701	42,300,668	43,568,197	42,276,798

(1)	Excludes depreciation and amortization expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss	$(18,409)	$(38,349)	$(16,908)	$(42,848)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	155	(12,196)	1,121	(16,460)
Comprehensive loss	$(18,254)	$(50,545)	$(15,787)	$(59,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

						Accumulated
			Additional			Other	Total
	Ordinary Shares		Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2023	42,894,211	$429	$328,998	$—	$(274,861)	$(33,798)	$20,768
Net income	—	—	—	—	1,501	—	1,501
Foreign currency translation adjustments	—	—	—	—	—	966	966
Share-based compensation	—	—	1,382	—	—	—	1,382
Restricted share activity	377,944	4	—	—	—	—	4
Repurchase of restricted shares to pay tax liability (Note 7)	(49,157)	(1)	(78)	—	—	—	(79)
Issuance of ordinary shares upon ESPP purchases	57,960	1	64	—	—	—	65
Balance at March 31, 2023	43,280,958	$433	$330,366	$—	$(273,360)	$(32,832)	$24,607
Net loss	—	—	—	—	(18,409)	—	(18,409)
Foreign currency translation adjustments	—	—	—	—	—	155	155
Share-based compensation	—	—	1,621	—	—	—	1,621
Restricted share activity	148,080	1	1	—	—	—	2
Repurchase of restricted shares to pay tax liability (Note 7)	(952)	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	5,129	—	—	—	—	—	—
Issuance of ordinary shares in connection with Content Provider Agreement	1,250,000	13	1,950	—	—	—	1,963
Balance at June 30, 2023	44,683,215	$447	$333,938	$—	$(291,769)	$(32,677)	$9,939

						Accumulated
			Additional			Other	Total
	Ordinary Shares		Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	—	444
Restricted share activity	2,365	—	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$—	$(80,859)	$(23,840)	$217,034
Net loss	—	—	—	—	(38,349)	—	(38,349)
Foreign currency translation adjustments	—	—	—	—	—	(12,196)	(12,196)
Share-based compensation	—	—	2,659	—	—	—	2,659
Accrued liability settled through issuance of shares	—	—	469	—	—	—	469
Repurchase of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	125,416	1	394	—	—	—	395
Balance at June 30, 2022	42,075,411	$420	$324,833	$—	$(120,211)	$(36,036)	$169,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(16,908)	$(42,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	7,708	10,265
Depreciation on property and equipment and finance lease right-of-use assets	736	704
Non-cash interest and amortization of debt discount and debt issuance costs	1,564	95
Share-based compensation expense	3,049	3,678
Gain on extinguishment of content liability	(9,717)	—
Loss on extinguishment of debt	8,784	—
Impairment of goodwill	—	28,861
Deferred income tax	324	(253)
Change in fair value of synthetic equity	221	—
Other	(149)	(101)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,902	(3,110)
Prepaid expenses	993	(1,029)
Other current assets	(360)	529
Other assets	(1,747)	2,363
Accounts payable	(1,699)	1,203
Accrued compensation and benefits	2,191	(3,251)
Accrued content license fees	(308)	(647)
Liabilities to users	(2,033)	(546)
Other current liabilities	1,171	(859)
Other liabilities	930	759
Net cash used in operating activities	(1,348)	(4,187)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(1,987)	(6,302)
Payments for content licensing arrangements	—	(5,500)
Purchases of gaming licenses	(305)	(16)
Purchases of property and equipment	(1,277)	(692)
Net cash used in investing activities	(3,569)	(12,510)

Cash Flows From Financing Activities
Proceeds from exercise of share options	—	396
Proceeds from issuance of ordinary shares under ESPP	66	—
Repurchase of restricted shares to pay tax liability	(409)	—
Repurchase of ordinary shares	—	(1,006)
Proceeds from issuance of long-term debt	4,733	30,000
Payment of debt issuance costs	(3,143)	(2,425)
Net cash provided by financing activities	1,247	26,965

Effect of foreign exchange rates on cash	1,137	(670)

Net (decrease) increase in cash	(2,533)	9,598
Cash, beginning of period	45,920	39,477
Cash, end of period	$43,387	$49,075

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,068	$—
Income taxes	158	575
Intangible assets acquired in business acquisition included in current and long-term liabilities	—	26,244
Right-of-use asset obtained in exchange for new operating lease liability	2,076	—
Contract asset and contingent liability related to synthetic equity	1,143	—

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the second quarter of 2023, the Company completed a reorganization which resulted in the Company reclassifying its operating expenses between the sales and marketing, product and technology and general and administrative.

The following table provides the impact of operating expense reclassification for the three months ended June 30, 2023.

	Three Months Ended
	June 30, 2022
	As previously reported	Impact of operating expense reclassification	As currently reported
Operating expenses
Sales and marketing	$7,267	$146	$7,413
Product and technology	5,188	3,215	8,403
General and administrative (1)	13,688	(3,361)	10,327
Total operating expenses	$26,143	$—	$26,143

(1)	Excludes depreciation and amortization expense.

The following table provides the impact of the reclassification of operating expenses for the six months ended June 30, 2023.

	Six Months Ended
	June 30, 2022
	As previously reported	Impact of operating expense reclassification	As currently reported
Operating expenses
Sales and marketing	$13,365	$146	$13,511
Product and technology	14,142	3,215	17,357
General and administrative (1)	23,080	(3,361)	19,719
Total operating expenses	$50,587	$—	$50,587

(1)	Excludes depreciation and amortization expense.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of June 30, 2023, the Company had an accumulated deficit of $291.8 million, with cash of $43.4 million and liabilities to users of $8.8 million. The Company has historically operated with net losses and has not generated positive cash flows. Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions and the substantial variability inherent in the Company’s wager-based revenues streams. These factors indicate uncertainty related to the ability of the Company to meet its current obligations as they come due.

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

On April 13, 2023, a subsidiary of the Company executed agreements to amend its existing credit facility to waive all events of default, amend certain financial covenants, assign the rights to the credit facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023 and represented a cure of any events of default under the Credit Facility and thereby prevented any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt for further detail. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the Company’s ability to meet its current obligations as they come due.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $392 and $311 for the three months ended June 30, 2023 and 2022, respectively, and $1,016 and $1,178  for the six months ended June 30, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $36.6 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At June 30, 2023 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $6.9 million.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At June 30, 2023 and December 31, 2022, the Company has recorded a liability due to its customers for their share of the fees of $1,874 and $1,628, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

Other services include the resale of third-party computer hardware, such as servers and other related hardware devices, upon which the GameSTACK software is installed for its customers. These products are not required to be purchased in order to access the GameSTACK platform but are sold as a convenience to the customer. The Company procures the computer hardware on the customer’s behalf for a fee determined based on the cost of the computer hardware plus a markup. The Company charges a hardware deployment fee which is a one-time fee for installation, testing and certification of the computer hardware at the gaming hosting facility. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the customer’s premises and configured to allow for remote access.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 5,100 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Product and Technology

Product and technology expense consists primarily of personnel costs associated with development and maintenance activities that are not capitalized. These costs primarily represent employee expenses (including but not limited to, salaries, bonus, employee benefits, employer tax expenses, and share-based compensation) for personnel and contractors involved in the design, development, and project management of our proprietary technologies as well as developed and licensed content.

General and Administrative

General and administrative expense consists of costs, including gaming operations costs, not related to sales and marketing, product and technology or revenue. General and administrative costs include professional services (including legal, regulatory and compliance, audit, and consulting expenses), rent contingencies, insurance, allowance for credit losses, foreign currency transaction gains and losses, and costs related to the compensation of executive and non-executive personnel, including share-based compensation.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At June 30, 2023 and December 31, 2022, the related liabilities to users were $8,834 and $10,683, respectively.

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

The fair value of acquired intangible assets is primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment is required in these valuations.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three and six months ended June 30, 2023, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Debt

Debt issuance costs incurred in connection with the issuance of new debt are recorded as a reduction to the long-term debt balance on the condensed consolidated balance sheets and amortized over the term of the loan commitment as interest expense in the accompanying condensed consolidated statements of operations. The Company calculates amortization expense on capitalized debt issuance costs using the effective interest method in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

Leases

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. In accordance with ASC 842, Leases, the Company recognizes for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for the lease and non-lease components of its leases as a single lease component. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the condensed consolidated balance sheets. Lease expense is recognized on a straight-line basis based on the total contractually required lease payments, over the term of the lease.

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

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include the synthetic equity liability due to a customer, refer to Note 16 – Commitments and Contingencies. The instrument includes level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to measure and recognize contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value on the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, and should be applied prospectively to business combinations occurring on or after the effective date. The Company adopted the amended guidance on January 1, 2023, and such adoption did not materially impact the financial statements.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance, and as such, there is no transition effective date. ASU 2023-03 did not have a material impact on our condensed consolidated financial statements.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 and consisted of the following:

	Estimated Useful	June 30,	December 31,
	Life (in years)	2023	2022
Fixtures, fittings and equipment	3 - 5	$5,459	$4,136
Platform hardware	5	2,351	2,313
Total property and equipment, cost		7,810	6,449
Less: accumulated depreciation		(4,623)	(3,599)
Total		$3,187	$2,850

Depreciation expense related to property and equipment was $371 and $303 for the three months ended June 30, 2023 and 2022, respectively, and $736 and $614 for the six months ended June 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Capitalized software development costs	$8,077	$6,857
Development in progress	1,665	732
Total capitalized software development, cost	9,742	7,589
Less: accumulated amortization	(1,834)	(840)
Total	$7,908	$6,749

At June 30, 2023, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $490 and $1,953 for the three months ended June 30, 2023 and 2022, respectively, and $976 and $3,115 for the six months ended June 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	June 30, 2023
	Average
	Amortization	Gross		Net
	Period (in years)	Carrying Amount	Accumulated Amortization	Carrying Amount
Developed technology	4.2	$34,083	$(23,066)	$11,017
Customer relationships	3.2	6,887	(4,618)	2,269
Trade names and trademarks	10.0	5,459	(1,604)	3,855
Gaming licenses	6.6	3,534	(1,751)	1,783
		$49,963	$(31,039)	$18,924

	Weighted	December 31, 2022
	Average
	Amortization	Gross		Net
	Period (in years)	Carrying Amount	Accumulated Amortization	Carrying Amount
Developed technology	3.9	$33,443	$(17,570)	$15,873
Customer relationships	3.1	6,788	(3,426)	3,362
Trade names and trademarks	10.0	5,347	(1,312)	4,035
Gaming licenses	6.7	3,149	(1,464)	1,685
		$48,727	$(23,772)	$24,955

Amortization expense related to intangible assets was $3,383 and $4,230 for the three months ended June 30, 2023 and 2022, respectively, and $6,732 and $7,150 for the six months ended June 30, 2023 and 2022, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2023	$6,825
2024	3,010
2025	3,000
2026	2,568
2027	1,887
Thereafter	1,634
Total	$18,924

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

During the year ended December 31, 2022, the Company incurred $2.4 million in debt issuance costs in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million. On April 13, 2023, the Credit Facility was extinguished in connection with executing the Amended Credit Facility with a new lender. The Company incurred $7.3 in prepayment penalties and recorded a loss on extinguishment of $8.8 million in other loss, net in the condensed consolidated statement of operations.

Subsequent Amendments

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023, which occur on April 14, 2023, and represented a cure of any events of default under the Credit Facility and thereby prevent any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause.

The Amended Credit Facility matures on the third anniversary of its effective date and is fully guaranteed by the Company. There are no scheduled principal payments due under the Amended Credit Facility until maturity. The principal balance, accrued PIK interest, and an exit fee of 2.5% are due at maturity. The Amended Credit Facility stipulates that outstanding amounts will mature and be due and payable on the third anniversary of its effective date, or in the event of a change in control transaction. The Company incurred $3.1 million in debt issuance costs in connection with the Amended Credit Facility. The Amended Credit Facility contains customary negative covenants, a financial covenant requiring minimum liquidity of $10.0 million, as well as other financial covenants to be tested solely in the event the Company raises junior debt during the term of the Amended Credit Facility.

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of June 30, 2023
Credit Facility
Principal	10.22%	$42,713
Less unamortized debt issuance costs		(2,944)
Long-term debt, net		$39,769

The Company incurred $913 and $664 of interest expense, of which $200 and $95 relates to the amortization of debt issuance costs during the three months ended June 30, 2023 and 2022, respectively, and $2,307 and $664 in interest expense, of which $526 and $95 relates to the amortization of debt issuance costs during the six months ended June 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At June 30, 2023, the 2020 Plan provided for grants of up to 9,275,342 ordinary shares and there were 1,313,457 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the six months ended June 30, 2023 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	3,447,155	$9.12	6.59	$1,139
Granted	367,870	0.01
Exercised	(5,129)	0.01
Forfeited/expired or cancelled	(321,233)	14.23
Outstanding at June 30, 2023	3,488,663	$7.71	6.61	$1,763
Options exercisable at June 30, 2023	2,440,298	$8.07	5.71	$637

The Company recorded share-based compensation expense related to share options of $879 and $1,265 for the three months ended June 30, 2023 and 2022, respectively and $1,535 and $1,648 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was total unrecognized compensation cost of $258 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the six months ended June 30, 2023, the Board of Directors approved the issuance of options to purchase 367,870 ordinary shares to employees under the 2020 Plan, all of which were share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As all of these options are in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. There were no share options granted during the three months ended June 30, 2023. The weighted average grant date fair value of options granted was $3.89 for the three months ended June 30, 2022, and $1.7 and $4.55 for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected share price volatility	0.00%	1.86%	0.00%	50.76%
Expected term (in years)	—	0.14	5.00	4.15
Risk-free interest rate	0.00%	0.09%	0.00%	1.45%
Dividend yield	0%	0%	0%	0%

For options granted during the six months ended June 30, 2023, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding.

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

During the three months ended, the Board of Directors approved the issuance of 296,307 restricted share units to its non-employee directors and employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the three months ended June 30, 2023, 52,825 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 50,104 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $749 and $1,269 for the three months ended June 30, 2023 and 2022, respectively, and $1,396 and $2,193 for the six months ended June 30, 2023 and 2022, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $58 six months ended June 30, 2023. At June 30, 2023, there was total unrecognized compensation cost of $436 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.92 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the restricted share unit activity as of and for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	1,171,371	$5.43
Granted	1,305,393	1.50
Vested	(526,024)	3.21
Forfeited/expired or cancelled	(88,370)	3.57
Outstanding at June 30, 2023	1,862,370	3.39

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

The Company recorded share-based compensation expense related to the restricted share awards of $41 and $42 for the three months ended June 30, 2023 and 2022, respectively, and $83 and $84 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was total unrecognized compensation cost of $69 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.4 years. There were no restricted share awards that vested during the three months ended June 30, 2023.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company concluded its ESPP program in February 2023. The Company issued 57,960 shares under the ESPP during the six months ended June 30, 2023. During the six months ended June 30, 2023 the Company recognized share-based compensation expense of $18 related to the ESPP.

Content Provider Issuance

On March 29, 2023, the Company amended and restated its commercial agreement with a content provider. In conjunction with this agreement, the Company entered into a Subscription Agreement with the content provider, under which the content provider has subscribed to 1,250,000 of the Company’s ordinary shares. These shares were issued on April 25, 2023. On May 8, 2023, the Company registered the shares in connection with an S-1 resale registration statement. Refer to Note 16 – Commitments and Contingencies for further details.

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $177 and $148 for the three months ended June 30, 2023 and 2022, respectively, and $355 and $321 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 — OTHER LOSS (INCOME), NET

Other loss (income), net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Other income (1)	$(427)	$(270)	$(9,718)	$(270)
Other loss (2)	8,784	—	8,784	—
Total other loss (income), net	$8,358	$(270)	$(934)	$(270)

(1)	Includes gain on extinguishment of $0.4 million and $9.7 million during the three and six months ended June 30, 2023 as a result of the Company amending its agreement with a content provider to relieve $15.0 million in fixed payments. Refer to Note 16 – Commitment and Contingencies for further details.
(2)	Includes loss on debt extinguishment of $8.8 million during the three and six months ended June 30, 2023 as a result of the Company entering into the Amended Credit Facility on April 13, 2023. Refer to Note 6 – Debt for further details.

NOTE 10 — LOSS PER SHARE

Loss per ordinary share, basic and diluted, is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Potentially dilutive securities consisting of certain share options, nonvested restricted shares and restricted share units were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share options	3,488,663	4,160,301	3,488,663	4,160,301
Restricted shares	17,218	34,436	17,218	34,436
Restricted share units	1,862,370	1,641,064	1,862,370	1,641,064
Total	5,368,251	5,835,801	5,368,251	5,835,801

NOTE 11 — REVENUE

The following table reflects revenue recognized for the three and six months ended June 30, 2023 and 2022 in line with the timing of transfer of services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from services delivered at a point in time	$23,863	$21,609	$47,763	$46,033
Revenue from services delivered over time	9,895	13,358	21,124	26,428
Total	$33,758	$34,967	$68,887	$72,461

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contract liabilities from advance customer payments, beginning of the period	$2,655	$2,095	$2,117	$1,874
Contract liabilities from advance customer payments, end of the period (1)	2,607	1,421	2,607	1,421
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	263	459	457	635

(1)	Contract liabilities from advance customer payments, end of period consisted of $1,760 and $570 recorded in other current liabilities in the condensed consolidated balance sheets at June 30, 2023 and 2022, respectively and $847 and $851 recorded in other liabilities in the condensed consolidated balance sheet at June 30, 2023 and 2022, respectively.

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

Summarized financial information by reportable segments for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$9,895	$23,863	$33,758	$14,150	$20,817	$34,967
Cost of revenue (1)	2,078	7,407	9,485	2,939	7,524	10,463
Segment contribution	$7,817	$16,456	$24,273	$11,211	$13,293	$24,504

(1)	Excludes depreciation and amortization expense.

During the three months ended June 30, 2023 and 2022, one customer in the B2B segment individually accounted for 13.5% and 22.0% of total revenue, respectively.

Summarized financial information by reportable segments for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$21,174	$47,713	$68,887	$27,220	$45,241	$72,461
Cost of revenue (1)	4,073	15,573	19,646	6,842	15,321	22,163
Segment contribution	$17,101	$32,140	$49,241	$20,378	$29,920	$50,298

(1)	Excludes depreciation and amortization expense.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the six months ended June 30, 2023 and 2022, one customer in the B2B segment individually accounted for 14.8% and 19.2% of total revenue, respectively.

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Segment contribution (1)	$24,273	$24,504	$49,241	$50,298
Sales and marketing	7,324	7,413	14,508	13,511
Product and technology	11,238	8,403	20,816	17,357
General and administrative (1)	10,029	10,327	20,035	19,719
Impairment	—	28,861	—	28,861
Restructuring	—	712	—	1,771
Depreciation and amortization	4,243	6,556	8,444	10,969
Interest expense	905	1,080	2,621	1,071
Other loss (income), net	8,358	(270)	(934)	(270)
Loss before income taxes	$(17,824)	$(38,578)	$(16,249)	$(42,691)

(1)	Excludes depreciation and amortization expense.

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
B2B:
Platform and content license fees	$7,243	$10,518	$15,870	$21,220
Development services and other	2,652	3,632	5,304	6,000
Total B2B revenue	9,895	14,150	21,174	27,220

B2C:
Sportsbook	10,298	9,076	20,265	20,260
Casino	12,972	11,252	26,161	23,831
Poker	593	489	1,287	1,150
Total B2C revenue	23,863	20,817	47,713	45,241
Total revenue	$33,758	$34,967	$68,887	$72,461

Revenue by location of the customer for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$7,296	$11,720	$15,812	$23,211
Europe	12,107	10,205	24,784	22,769
Latin America	12,388	11,193	23,658	23,418
Rest of the world	1,967	1,849	4,633	3,063
	$33,758	$34,967	$68,887	$72,461

NOTE 13 — INCOME TAXES

The Company’s effective income tax rate was (3.3)% and 0.6% for the three months ended June 30, 2023 and 2022, respectively, and (4.1)% and (0.4)% for the six months ended June 30, 2023 and 2022, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three and six months ended June 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

NOTE 14 — RESTRUCTURING

In January 2022, the Company implemented a strategic reduction of its existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of its B2B segment. As a result of this initiative, the Company incurred $0.7 million and $1.8 million in restructuring charges related to this plan during the three and six months ended June 30, 2022, respectively, which were primarily related to employee severance pay and related costs. The Company completed its restructuring plan in 2022 and there were no unpaid restructuring charges.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 15 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At June 30, 2023, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term.

Operating Leases - Lessee

The following table discloses the operating asset and liability balances at June 30, 2023 and 2022:

		As of
		June 30, 2023	December 31, 2022
Leases	Classification
Assets
Total operating leased assets, net	Operating lease right-of-use assets (1)	$2,103	$234

Liabilities
Current	Operating lease liabilities	$409	$195
Non-current	Operating lease liabilities – non-current	1,725	—
Total lease liabilities		$2,133	$195

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $1,291 and $1,033, at June 30, 2023 and December 31, 2022, respectively. Balances do not include certain right-of-use or lease liabilities related to premises that have not yet been obtained by the Company in accordance with its lease agreements.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Operating lease costs were $ 151 and $131 for the three months ended June 30, 2023 and 2022, respectively, and $257 and $262 for the six months ended June 30, 2023 and 2022, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
Remainder of 2023	$292
2024	524
2025	524
2026	524
2027	524
Thereafter	246
Total lease payments	2,634
Less: future interest costs	501
Present value of lease liabilities	$2,133

Other information related to leases as of and for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Operating lease weighted-average remaining lease term (years)	4.9	1.1
Operating lease weighted-average discount rate	8.9%	4.8%

Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$215	$272

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

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next scheduled $3.0 million payment. In March 2022, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the condensed statement of operations for the year ended December 31, 2022.

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

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement by $15.0 million. Under the Amended Agreement, the fixed fee payment schedule was adjusted such that the remaining $4.0 million payable is due in equal installments of $0.2 million per calendar month, with the first installment being due in April 2023. The remaining $1.6 million outstanding at the expiration of the Amended Agreement will be reconciled against amounts payable by the Content Provider to the Company for revenue generated from the Company’s distribution of the content. In consideration for the execution of the Amended Agreement, in March 2023 the Company entered into a Subscription Agreement with the Content Provider, under which the Content Provider subscribed to 1,250,000 of the Company’s ordinary shares. These shares were issued April 25, 2023. On May 8, 2023, the Company registered the shares in connection with an S-1 resale registration statement. The Company recorded a gain of $9.7 million related to the extinguishment of the fixed fees recognized in other income, net during the six months ended June 30, 2023, net of the value associated with the settlement of the stock subscription obligation.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of June 30, 2023 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 33.4% and 28.7% of total consolidated revenue for the three months ended June 30, 2023 and 2022, respectively, and 31.0% and 29.7% for the six months ended June 30, 2023 and 2022, respectively.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc., the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Station”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the period as specified by the Synthetic Equity Addendum and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization over approximately $2.00 per share, depending on whether certain minimum revenue conditions are met over the next five years. The payment represents an equity-linked financial instrument containing service, performance and market conditions and is measured and classified in accordance with stock-based compensation guidance. The initial grant-date fair value represents an upfront payment to a customer for the maximum tranche which will be attributed as contra revenue over the estimated initial contract term as revenue is earned under the arrangement such that the recognition of the constraint is not probable to result in a material reversal of revenue. The initial grant date liability will be marked to market at each reporting period through operating income (loss). The Company valued the liability utilizing a Monte Carlo simulation and determined the value to be approximately $1.1 million at grant-date and recorded within other assets and other liabilities in the condensed consolidated balance sheet. The classification of the liability will be reassessed when a change of control event is probable. On June 30, 2023, the fair value was determined to be approximately $1.3 million. The change in value was charged to general and administrative expense. As of June 30, 2023, the underlying revenue arrangement has not commenced, and the asset is probable of recovery.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current expectations and views of future events based on certain assumptions and include any statement that does not directly relate to a historical fact. For example, statements in this Quarterly Report on Form 10-Q may include the potential impact of the expected timing of government approvals or opening of new regulated markets for online gaming, our financial guidance and expectations or targets for our operations, anticipated revenue growth or operating synergies related to our acquisition of Coolbet, the results of our restructuring efforts, and expectations about our ability to effectively execute our business strategy and expansion goals. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “should,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” or other similar expressions.

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

Our net loss was $18.4 million and $38.3 million for the three months ended June 30, 2023 and 2022, respectively, and $16.9 million and $42.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$33,758	$34,967	$(1,209)	(3.5)%
Operating costs and expenses
Cost of revenue (1)	9,485	10,463	(978)	(9.3)%
Sales and marketing	7,324	7,413	(89)	(1.2)%
Product and technology	11,238	8,403	2,835	33.7%
General and administrative (1)	10,029	10,327	(298)	(2.9)%
Impairment	—	28,861	(28,861)	(100.0)%
Restructuring	—	712	(712)	(100.0)%
Depreciation and amortization	4,243	6,556	(2,313)	(35.3)%
Total operating costs and expenses	42,319	72,735	(30,416)	(41.8)%
Operating loss	(8,561)	(37,768)	29,207	(77.3)%
Interest expense	905	1,080	(175)	(16.2)%
Other loss (income), net	8,358	(270)	8,628	n.m.
Loss before income taxes	(17,824)	(38,578)	20,754	(53.8)%
Income tax expense (benefit)	585	(229)	814	n.m.
Net loss	$(18,409)	$(38,349)	$19,940	(52.0)%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended
	June 30,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$7,296	$11,720	21.6%	33.5%	$(4,424)	(37.7)%
Europe	12,107	10,205	35.9%	29.2%	1,902	18.6%
Latin America	12,388	11,193	36.7%	32.0%	1,195	10.7%
Rest of the world	1,967	1,849	5.8%	5.3%	118	6.4%
Total revenue	$33,758	$34,967	100.0%	100.0%	$(1,209)	(3.5)%

Revenue

Revenue was $33.8 million for the three months ended June 30, 2023, a decrease of $1.2 million from the comparable period in 2022. The decrease was primarily attributable to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the B2C segment due to the strong performance of our operations in Europe.

Revenue fluctuations in the United States are the result of decreased RMiG revenues in our B2B operations. The fluctuations in Europe were the result of declines in our B2B performance, offset by an improvement in our B2C operations. The increase in Latin America was entirely attributable to our B2C operations. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $9.5 million for the three months ended June 30, 2023, a decrease of $1.0 million from the comparable period in 2022. The decrease was primarily attributable to hardware sales that occurred in the prior year comparative period that did not recur.

Sales and Marketing

Sales and marketing expense was $7.3 million for the three months ended June 30, 2023, which was consistent to the $7.3 million expense in the comparable period in 2022.

Product and Technology

Product and technology expense was $11.2 million for the three months ended June 30, 2023, an increase of $2.8 million from the comparable period in 2022, primarily due to the decrease in capitalized development costs in our B2B segment. This increase was partially offset by decreases in personnel costs within the B2B segment as the Company continues to assess its cost structure.

General and Administrative

General and administrative expense was $10.0 million for the three months ended June 30, 2023, which was overall consistent with the expense in the comparable period in 2022.

Depreciation and Amortization

Depreciation and amortization expense was $4.2 million for three months ended June 30, 2023, a decrease of $2.4 million from the comparable period in 2022. The decrease was primarily due to the reduction of depreciable assets that were fully amortized or impaired compared to the prior periods.

Income Tax Expense

We recorded income tax expense of $0.6 million for the three months ended June 30, 2023, reflecting an effective tax rate of (3.3)%, compared to income tax expense of $0.2 million for the three months ended June 30, 2022, reflecting an effective tax rate of 0.6%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended June 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$68,887	$72,461	$(3,574)	(4.9)%
Operating costs and expenses
Cost of revenue (1)	19,646	22,163	(2,517)	(11.4)%
Sales and marketing	14,508	13,511	997	7.4%
Product and technology	20,816	17,357	3,459	19.9%
General and administrative (1)	20,035	19,719	316	1.6%
Impairment	—	28,861	(28,861)
Restructuring	—	1,771	(1,771)	(100.0)%
Depreciation and amortization	8,444	10,969	(2,525)	(23.0)%
Total operating costs and expenses	83,449	114,351	(30,902)	(27.0)%
Operating loss	(14,562)	(41,890)	27,328	(65.2)%
Interest expense	2,621	1,071	1,550	n.m.
Other income	(934)	(270)	(664)	n.m.
Loss before income taxes	(16,249)	(42,691)	26,442	(61.9)%
Income tax expense	659	157	502	n.m.
Net loss	$(16,908)	$(42,848)	$25,940	(60.5)%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Six Months Ended
	June 30,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$15,812	$23,211	23.0%	32.0%	$(7,399)	(31.9)%
Europe	24,784	22,769	36.0%	31.5%	2,015	8.8%
Latin America	23,658	23,418	34.3%	32.3%	240	1.0%
Rest of the world	4,633	3,063	6.7%	4.2%	1,570	51.3%
Total revenue	$68,887	$72,461	100.0%	100.0%	$(3,574)	(4.9)%

Revenue

Revenue was $68.9 million for the six months ended June 30, 2023, a decrease of $3.6 million from the comparable period in 2022. The decrease was primarily attributable to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the B2B segment due to the strong performance of our B2B customers during the quarter and strong performance in our B2C operations.

Revenue fluctuations in the United States are the result of decreased RMiG revenues in our B2B operations. The increase in Europe was the result of the strong performance in our B2C segment. The increase in Latin America was entirely attributable to our B2C operations. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $19.6 million for the six months ended June 30, 2023, a decrease of $2.6 million from the comparable period in 2022. The decrease was primarily attributable to recognition of service expense related to our content licensing arrangements that was accounted for as a service contract in the prior year, and decreased royalties resulting from declines in our SIM revenues.

Sales and Marketing

Sales and marketing expense was $14.5 million for the six months ended June 30, 2023, an increase of $1.0 million from the comparable period in 2022. The increase was primarily attributable to increased sales and marketing activities within our B2C operations within Latin America.

Product and Technology

Product and technology expense was $20.8 million for the six months ended June 30, 2023, an increase of $3.4 million from the comparable period in 2022, primarily due to the decrease in capitalized development costs in our B2B segment.

General and Administrative

General and administrative expense was $20.0 million for the six months ended June 30, 2023, an increase of $0.3 million, which related to increased salaries and wages resulting from the Company expanding the participants of its management incentive program as a means of retaining key contributors.

Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the six months ended June 30, 2023, a decrease of $2.6 million from the comparable period in 2022. The decrease was primarily due to the reduction of depreciable assets through both fully amortized and impaired assets compared to the prior period.

Income Tax Expense

We recorded income tax expense of $0.7 million for the six months ended June 30, 2023, reflecting an effective tax rate of (4.1)%, compared to income tax expense of $0.2 million for the six months ended June 30, 2022, reflecting an effective tax rate of (0.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for six months ended June 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	June 30,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$9,895	$14,150	100.0%	100.0%	$(4,255)	(30.1)%
Cost of revenue (1)	2,078	2,939	21.0%	20.8%	(861)	(29.3)%
B2B segment contribution	$7,817	$11,211	79.0%	79.2%	$(3,394)	(30.3)%
B2C
Revenue	$23,863	$20,817	100.0%	100.0%	$3,046	14.6%
Cost of revenue (1)	7,407	7,524	31.0%	36.1%	(117)	(1.6)%
B2C segment contribution	$16,456	$13,293	69.0%	63.9%	$3,163	23.8%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue decreased $4.3 million primarily due to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the B2B segment due to organic growth in the B2B segment due to the strong performance of our B2B customers.

B2B cost of revenue decreased $0.9 million primarily related to a decrease in royalties resulting from declines in our SIM revenues.

Segment contribution for B2B, which excludes depreciation and amortization expense, decreased by 30.3% and was relatively consistent as the declines in revenues described above were consistent with the decreases in cost of revenues.

B2C Segment

B2C revenue increased $3.1 million primarily due to higher sports and casino margins.

B2C cost of revenue decreased $0.1 million primarily due to a decrease in payment service provider costs.

Segment contribution for B2C, which excludes depreciation and amortization expense, increased by 23.8%. This increase was primarily driven by the increase in revenues as described above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth our segment results for the periods indicated:

	Six Months Ended		Percentage of Segment
	June 30,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$21,174	$27,220	100.0%	100.0%	$(6,046)	(22.2)%
Cost of revenue (1)	4,073	6,842	19.2%	25.1%	(2,769)	(40.5)%
B2B segment contribution	$17,101	$20,378	80.8%	74.9%	$(3,277)	(16.1)%
B2C
Revenue	$47,713	$45,241	100.0%	100.0%	$2,472	5.5%
Cost of revenue (1)	15,573	15,321	32.6%	33.9%	252	1.6%
B2C segment contribution	$32,140	$29,920	67.4%	66.1%	$2,220	7.4%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue decreased $6.0 million primarily due to a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the B2B segment due to organic growth in the B2B segment due to strong performance of our B2B customers.

B2B cost of revenue decreased $2.8 million primarily attributable to recognition of service expense of $1.5 million related to our content licensing arrangements that was accounted for as a service contract in the prior year. The additional decrease was primarily related to a decrease in royalties resulting from declines in our SIM revenues.

Segment contribution for B2B, which excludes depreciation and amortization expense, decreased by 16.1% and was due to the declines in revenues and cost of revenue described above.

B2C Segment

B2C revenue increased $2.5 million primarily due to higher sports and casino margins.

B2C cost of revenue increased $0.3 million which was relatively consistent with the prior period.

Segment contribution for B2C, which excludes depreciation and amortization expense, increased by 7.4%. This increase was primarily driven by the increase in revenues as described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
Net loss	$(18,409)	$(38,349)	$(16,908)	$(42,848)
Income tax expense (benefit)	585	(229)	659	157
Interest expense	905	1,080	2,621	1,071
Gain on amendment of Content Licensing Agreement	(427)	—	(9,719)	—
Loss on debt extinguishment	8,784	—	8,784	—
Revaluation of contingent liability	221	—	221	—
Depreciation and amortization	4,243	6,556	8,444	10,969
Share-based compensation and related expense (1)	2,069	2,715	3,908	4,336
Impairment	—	28,861	—	28,861
Restructuring	—	712	—	1,771
Adjusted EBITDA	$(2,029)	$1,346	$(1,990)	$4,317

(1) Includes $1.6 million and $2.7 million in equity-classified expense for the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively, and expense (benefit) of $0.1 million and $(0.1) million from liability-classified awards for the three months ended June 30, 2023 and 2022 respectively, and $0.1 million and $(0.2) million for the six months ended June 30, 2023 and 2022, respectively. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense includes $0.5 million and $0.3 million of bonus expense, inclusive of employer taxes, which will be settled in equity, for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 7 Share-based Compensation for further details.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
B2B Gross Operator Revenue (in millions)	$436.0	$283.0	$858.8	$580.8
B2B Take Rate	2.3%	5.0%	2.5%	4.7%
B2C Active Customers (in thousands)	257	260	359	347
B2C Marketing Spend Ratio	20%	22%	21%	20%
B2C Sports Margin	8.5%	7.1%	7.7%	7.2%

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

The increase in Gross Operator Revenue for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was driven primarily by organic growth in Pennsylvania, Michigan, New Jersey and Connecticut. Additionally, Ontario supplemented the growth through achievement of greater market share.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by a decrease in our contractual revenue rates pursuant to the agreement regarding an exclusivity period with a B2B customer.

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

The decrease in B2C Active Customers for the three months ended June 30, 2023 was primarily driven by limited customer acquisition in Latin America and the strategic decision to exit the Ontario market. The increase for the six months ended June 30, 2023 resulted primarily from the strengthening of performance in Latin America.

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

The decrease in B2C Marketing Spend Ratio for the three months ended June 30, 2023 was primarily driven by increased revenues as a result of strong margins in our sportsbook and casino offerings. The slight increase for the six months ended June 30, 2023 was primarily driven by new marketing opportunities in Latin America.

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

The increase in B2C Sports Margin for three and six months ended June 30, 2023 was primarily attributable to more favorable outcomes than in the prior comparative periods.

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs, content licensing discussed below, and developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital.

During the year ended December 31, 2021, we entered into a Content Licensing Agreement (the “Content Licensing Agreement”) with a third-party gambling content provider specializing in developing and licensing interactive games which was amended and restated on April 5, 2022. The Agreement grants us exclusive right to use and distribute the online gaming content in North America. The content provider is committed to developing a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we are required to pay fixed fees, totaling $30.0 million, of which $5.0 million was due upon execution of the Agreement, and the remaining fixed fees are paid systematically over the initial five-year term. Additional payments could be required if our total revenue generated from the licensed content exceeds certain stipulated annual and cumulative thresholds during the contract term. In March 2023, the Company amended and restated its Content Licensing Agreement with the Content Provider, which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement by $15 million.

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business.

We utilized cash in investing activities of $3.6 million and $12.5 million for the six months ended June 30, 2023 and 2022, respectively. Of these activities, expenditures related to internally developed capitalized software represented $2.0 million and $6.3 million, respectively, and property and equipment (including licenses for internal use software) represented $1.3 million and $0.7 million, respectively. Additionally, the Company utilized $5.5 million to pay fees related to the Agreement in the prior year.

Sources of Liquidity

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities, including our U.S. initial public offering and term credit facility, and cash on hand.

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We obtained waivers for all financial covenants as of March 31, 2023, and were in compliance as of June 30, 2023.

On April 13, 2023, we executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from our existing lender to a third party, extinguish the Credit Facility and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year with the new lenders facility arrangement (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt in the accompanying condensed consolidated financial statements for further detail with respect to the Amended Credit Facility.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Net cash used in operating activities	$(1,348)	$(4,187)	2,839	(67.8)%
Net cash used in investing activities	(3,569)	(12,510)	8,941	(71.5)%
Net cash provided by financing activities	1,247	26,965	(25,718)	(95.4)%
Effect of foreign exchange rates on cash	1,137	(670)	1,807	n.m.
Net (decrease) increase in cash	$(2,533)	$9,598	$(12,131)	n.m.

n.m. = not meaningful

Operating Activities

Net cash used in operating activities decreased $2.8 million, primarily resulting from a decrease in earnings after adjustments to reconcile net loss to cash flows from operations of $5.0 million. These amounts were offset by increased fluctuations in working capital of $7.6 million.

Investing Activities

Net cash used in investing activities decreased $8.9 million primarily due to a reduction of spend related to the Content Licensing Agreement of $5.5 million, as well as a reduction of capitalized development of $4.3 million primarily related to the B2B segment.

Financing Activities

Net cash provided by financing activities decreased by $25.7 million primarily related to the $30.0 million credit facility obtained in the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

During the course of management’s year-end procedures, the Company’s management and audit committee of the board of directors identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed and determined that these deficiencies constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of June 30, 2023.

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

The outcome of litigation is inherently uncertain. If one or more matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Our B2C operations generate a significant portion of our revenue in markets where tax regulations are evolving and could result in additional tax liabilities that could materially affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2023, the Company amended and restated its Content Licensing Agreement with a content provider pursuant to which it privately issued 1,250,000 shares on April 25, 2023 in partial consideration for a reduction in fixed fee payments under the agreement. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
3.1	Memorandum of Association of GAN Limited	F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited	F-1	3.2	April 17, 2020
10.1	First Amendment to Credit Agreement dated as of April 13, 2023, between the registrant and BPC Lending I, LLC	8-K	10.1	April 19, 2023
10.2	Second Amendment to Credit Agreement dated as of April 13, 2023, between the registrant and Sega Sammy Holdings Inc	8-K	10.2	April 19, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: August 9, 2023	By:	/s/ DERMOT S. SMURFIT
Dermot S. Smurfit
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

