Form 10-Q
period 2023-09-30
GAN Ltd
filed 2023-11-09
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

At November 6, 2023, there were 44,714,448 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$39,212	$45,920
Accounts receivable, net of allowance for doubtful accounts of $146 and $250 at September 30, 2023 and December 31, 2022, respectively	9,168	13,808
Prepaid expenses	3,302	4,861
Other current assets	4,086	3,041
Total current assets	55,768	67,630

Capitalized software development costs, net	7,972	6,749
Intangible assets, net	15,293	24,955
Operating lease right-of-use assets	4,438	234
Other assets	5,189	3,512
Total assets	$88,660	$103,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,449	$6,437
Accrued compensation and benefits	9,570	8,750
Accrued content license fees	1,577	2,214
Liabilities to users	9,467	10,683
Current operating lease liabilities	751	195
Other current liabilities	5,659	4,253
Total current liabilities	32,473	32,532

Deferred income taxes	4,073	4,218
Long-term debt	41,056	28,157
Content licensing liabilities	2,800	15,280
Non-current operating lease liabilities	3,730	—
Other liabilities	2,508	2,125
Total liabilities	86,640	82,312
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 44,698,931 and 42,894,211 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	447	429
Additional paid-in capital	335,321	328,998
Accumulated deficit	(299,929)	(274,861)
Accumulated other comprehensive loss	(33,819)	(33,798)
Total shareholders’ equity	2,020	20,768
Total liabilities and shareholders’ equity	$88,660	$103,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$29,817	$32,120	$98,704	$104,581

Operating costs and expenses
Cost of revenue (1)	9,242	9,435	28,888	31,598
Sales and marketing	7,196	6,781	21,704	20,292
Product and technology	9,150	7,571	29,966	24,928
General and administrative (1)	7,060	7,588	27,095	27,307
Impairment	—	—	—	28,861
Restructuring	—	—	—	1,771
Depreciation and amortization	4,339	5,893	12,783	16,862
Total operating costs and expenses	36,987	37,268	120,436	151,619
Operating loss	(7,170)	(5,148)	(21,732)	(47,038)
Interest expense	1,264	1,450	3,885	2,521
Other income, net	—	(13)	(934)	(283)
Loss before income taxes	(8,434)	(6,585)	(24,683)	(49,276)
Income tax (benefit) expense	(274)	356	385	513
Net loss	$(8,160)	$(6,941)	$(25,068)	$(49,789)

Loss per share, basic and diluted	$(0.18)	$(0.16)	$(0.57)	$(1.18)

Weighted average ordinary shares outstanding, basic and diluted	44,699,951	42,237,226	43,949,594	42,263,462

(1)	Excludes depreciation and amortization expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(8,160)	$(6,941)	$(25,068)	$(49,789)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,142)	(12,201)	(21)	(28,661)
Comprehensive loss	$(9,302)	$(19,142)	$(25,089)	$(78,450)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

						Accumulated
			Additional			Other	Total
	Ordinary Shares		Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2023	42,894,211	$429	$328,998	$—	$(274,861)	$(33,798)	$20,768
Net income	—	—	—	—	1,501	—	1,501
Foreign currency translation adjustments	—	—	—	—	—	966	966
Share-based compensation	—	—	1,382	—	—	—	1,382
Restricted share activity	377,944	4	—	—	—	—	4
Repurchase of restricted shares to pay tax liability (Note 7)	(49,157)	(1)	(78)	—	—	—	(79)
Issuance of ordinary shares upon ESPP purchases	57,960	1	64	—	—	—	65
Balance at March 31, 2023	43,280,958	$433	$330,366	$—	$(273,360)	$(32,832)	$24,607
Net loss	—	—	—	—	(18,409)	—	(18,409)
Foreign currency translation adjustments	—	—	—	—	—	155	155
Share-based compensation	—	—	1,621	—	—	—	1,621
Restricted share activity	148,080	1	1	—	—	—	2
Repurchase of restricted shares to pay tax liability (Note 7)	(952)	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	5,129	—	—	—	—	—	—
Issuance of ordinary shares in connection with Content Provider Agreement	1,250,000	13	1,950	—	—	—	1,963
Balance at June 30, 2023	44,683,215	447	333,938	—	(291,769)	(32,677)	$9,939
Net loss	—	—	—	—	(8,160)	—	(8,160)
Foreign currency translation adjustments	—	—	—	—	—	(1,142)	(1,142)
Share-based compensation	—	—	1,386	—	—	—	1,386
Restricted share activity	17,839	—	(3)	—	—	—	(3)
Repurchase of restricted shares to pay tax liability (Note 7)	(2,123)	—	—	—	—	—	—
Balance at September 30, 2023	$44,698,931	$447	$335,321	$—	$(299,929)	$(33,819)	$2,020

						Accumulated
			Additional			Other	Total
	Ordinary Shares		Paid-in	Treasury	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Equity

Balance at January 1, 2022	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(4,499)	—	(4,499)
Foreign currency translation adjustments	—	—	—	—	—	(4,264)	(4,264)
Share-based compensation	—	—	1,316	—	—	—	1,316
Accrued liability settled through issuance of shares	—	—	444	—	—	—	444
Restricted share activity	2,365	—	—	—	—	—	—
Balance at March 31, 2022	42,253,108	$422	$321,311	$—	$(80,859)	$(23,840)	$217,034
Net loss	—	—	—	—	(38,349)	—	(38,349)
Foreign currency translation adjustments	—	—	—	—	—	(12,196)	(12,196)
Share-based compensation	—	—	2,659	—	—	—	2,659
Accrued liability settled through issuance of shares	—	—	469	—	—	—	469
Repurchase of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	125,416	1	394	—	—	—	395
Balance at June 30, 2022	42,075,411	$420	$324,833	$—	$(120,211)	$(36,036)	$169,006
Net loss	—	—	—	—	(6,941)	—	(6,941)
Foreign currency translation adjustments	—	—	—	—	—	(12,201)	(12,201)
Share-based compensation	—	—	2,140	—	—	—	2,140
Restricted share activity	159,859	2	(137)	—	—	—	(135)
Issuance of ordinary shares upon exercise of share options	250,000	2	323	—	—	—	325
Issuance of ordinary shares upon ESPP purchases	74,707	1	168	—	—	—	169
Balance at September 30, 2022	42,559,977	$425	$327,327	$—	$(127,152)	$(48,237)	$152,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(25,068)	$(49,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	11,594	15,837
Depreciation on property and equipment and finance lease right-of-use assets	1,188	1,025
Non-cash interest and amortization of debt discount and debt issuance costs	2,845	280
Share-based compensation expense	4,699	5,671
Gain on extinguishment of content liability	(9,717)	—
Loss on extinguishment of debt	8,784	—
Impairment of goodwill	—	28,861
Deferred income tax	(117)	541
Change in fair value of synthetic equity	(288)	—
Other	(102)	(22)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,791	(5,189)
Prepaid expenses	1,560	(1,226)
Other current assets	(1,053)	(265)
Other assets	(4,452)	2,552
Accounts payable	(996)	1,730
Accrued compensation and benefits	859	(4,174)
Accrued content license fees	(645)	(1,689)
Liabilities to users	(1,158)	1,296
Other current liabilities	2,043	(387)
Other liabilities	1,593	1,389
Net cash used in operating activities	(3,640)	(3,559)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(2,753)	(9,242)
Payments for content licensing arrangements	—	(5,500)
Purchases of gaming licenses	(412)	(1,115)
Purchases of property and equipment	(1,607)	(1,657)
Net cash used in investing activities	(4,772)	(17,514)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	30,000
Proceeds from exercise of share options	—	720
Proceeds from issuance of ordinary shares under ESPP	66	169
Repurchase of restricted shares to pay tax liability	(409)	—
Repurchase of ordinary shares	—	(1,006)
Proceeds from issuance of long-term debt	4,733	—
Payment of debt issuance costs	(3,137)	(2,425)
Net cash provided by financing activities	1,253	27,458

Effect of foreign exchange rates on cash	451	(4,074)

Net (decrease) increase in cash	(6,708)	2,311
Cash, beginning of period	45,920	39,477
Cash, end of period	$39,212	$41,788

Supplemental Cash Flow Information
Cash paid for:
Interest	$1,068	$—
Income taxes	184	690
Intangible assets acquired in business acquisition included in current and long-term liabilities	—	26,244
Right-of-use asset obtained in exchange for new operating lease liability	4,471	—
Contract asset and contingent liability related to synthetic equity	1,143	—

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the second quarter of 2023, the Company completed a reorganization which resulted in the Company reclassifying its operating expenses between the sales and marketing, product and technology and general and administrative.

The following table provides the impact of operating expense reclassification for the three months ended September 30, 2022.

	Three Months Ended September 30, 2022
	As previously	Impact of operating expense	As currently
	reported	reclassification	reported
Operating expenses
Sales and marketing	$6,757	$24	$6,781
Product and technology	4,998	2,573	7,571
General and administrative (1)	10,185	(2,597)	7,588
Total operating expenses	$21,940	$—	$21,940

(1)	Excludes depreciation and amortization expense.

The following table provides the impact of the reclassification of operating expenses for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	As previously	Impact of operating expense	As currently
	reported	reclassification	reported
Operating expenses
Sales and marketing	$20,122	$170	$20,292
Product and technology	19,140	5,788	24,928
General and administrative (1)	33,265	(5,958)	27,307
Total operating expenses	$72,527	$—	$72,527

(1)	Excludes depreciation and amortization expense.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of September 30, 2023, the Company had an accumulated deficit of $299.9 million, with cash of $39.2 million and liabilities to users of $9.5 million. The Company has historically operated with net losses and has not generated positive cash flows. Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions and the substantial variability inherent in the Company’s wager-based revenues streams. These factors indicate uncertainty related to the ability of the Company to meet its current obligations as they come due.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net gain (loss) of $(155) and $684 for the three months ended September 30, 2023 and 2022, respectively, and $(1,169) and $(494) for the nine months ended September 30, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $32.2 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At September 30, 2023 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $8.9 million.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At September 30, 2023 and December 31, 2022, the Company has recorded a liability due to its customers for their share of the fees of $1,427 and $1,628, respectively, within other current liabilities in the condensed consolidated balance sheets.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Company uses third-party content providers in its performance of providing game content on its platform to its customers. A customer has access to the Company’s propriety and licensed game content. Additionally, the customer can direct the Company to procure third-party game content on its behalf. The Company has determined it acts as the principal for providing the game content when the Company controls the game content, and therefore presents the revenue on a gross basis in the condensed consolidated statements of operations. When the customer directs the Company to procure third-party game content, the Company determined it is deemed an agent for providing such game content, and therefore, records the revenue, net of the costs of content license fees, in the condensed consolidated statements of operations.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 5,700 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At September 30, 2023 and December 31, 2022, the related liabilities to users were $9,467 and $10,683, respectively.

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

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three and nine months ended September 30, 2023, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include the synthetic equity liability due to a customer, refer to Note 16 — Commitments and Contingencies. The instrument includes level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 and consisted of the following:

	Estimated Useful	September 30,	December 31,
	Life (in years)	2023	2022
Fixtures, fittings and equipment	3 - 5	$5,615	$4,136
Platform hardware	5	2,374	2,313
Total property and equipment, cost		7,989	6,449
Less: accumulated depreciation		(4,972)	(3,599)
Total		$3,017	$2,850

Depreciation expense related to property and equipment was $453 and $312 for the three months ended September 30, 2023 and 2022, respectively, and $1,188 and $1,025 for the nine months ended September 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Capitalized software development costs	$8,345	$6,857
Development in progress	1,885	732
Total capitalized software development, cost	10,230	7,589
Less: accumulated amortization	(2,258)	(840)
Total	$7,972	$6,749

At September 30, 2023, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $485 and $1,438 for the three months ended September 30, 2023 and 2022, respectively, and $1,461 and $4,552 for the nine months ended September 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	September 30, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	4.5	$33,203	$(24,984)	$8,219
Customer relationships	3.2	6,751	(5,057)	1,694
Trade names and trademarks	10.0	5,315	(1,685)	3,630
Gaming licenses	5.6	3,577	(1,827)	1,750
		$48,846	$(33,553)	$15,293

	Weighted	December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	3.9	$33,443	$(17,570)	$15,873
Customer relationships	3.1	6,788	(3,426)	3,362
Trade names and trademarks	10.0	5,347	(1,312)	4,035
Gaming licenses	6.7	3,149	(1,464)	1,685
		$48,727	$(23,772)	$24,955

Amortization expense related to intangible assets was $3,401 and $4,135 for the three months ended September 30, 2023 and 2022, respectively, and $10,134 and $11,285 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2023	$3,403
2024	2,989
2025	2,967
2026	2,512
2027	1,820
Thereafter	1,602
Total	$15,293

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of September 30, 2023
Credit Facility
Principal	10.22%	$43,754
Less unamortized debt issuance costs		(2,698)
Long-term debt, net		$41,056

The Company incurred $1,281 and $1,071 of interest expense, of which $240 and $185 relates to the amortization of debt issuance costs during the three months ended September 30, 2023 and 2022, respectively, and $3,587 and $1,735 in interest expense, of which $765 and $280 relates to the amortization of debt issuance costs during the nine months ended September 30, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At September 30, 2023, the 2020 Plan provided for grants of up to 9,275,342 ordinary shares and there were 796,689 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the nine months ended September 30, 2023 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	3,447,155	$9.12	6.59	$1,139
Granted	612,081	0.01
Exercised	(5,129)	0.01
Forfeited/expired or cancelled	(530,714)	15.15
Outstanding at September 30, 2023	3,523,393	$6.65	5.37	$1,414
Options exercisable at September 30, 2023	2,471,947	$8.05	3.86	$414

The Company recorded share-based compensation expense related to share options of $614 and $948 for the three months ended September 30, 2023 and 2022, respectively and $2,149 and $2,596 for the nine months ended September 30, 2023 and 2022, respectively. Such share-based compensation expense was recorded net of capitalized software development costs of $99 and $87 for the three months ended September 30, 2023 and 2022, respectively and $157 and $226 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was total unrecognized compensation cost of $3,736 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the nine months ended September 30, 2023, the Board of Directors approved the issuance of options to purchase 612,081 ordinary shares to employees under the 2020 Plan, all of which were share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As all of these options are in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. The weighted average grant date fair value of options granted was $0.74 and $0.13 for the three months ended September 30, 2023 and 2022, respectively and $1.76 and $4.13 for the nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
Expected share price volatility	n.m.	%	0.70%	n.m.	%	0.51%
Expected term (in years)	n.m.		5.00	n.m.		0.04
Risk-free interest rate	n.m.	%	2.52%	n.m.	%	1.49%
Dividend yield	0%		0%	0%		0%

For options granted during the nine months ended September 30, 2023, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding. In the current year, volatility, term, and risk-free interest rate were not meaningful inputs as all options were $0.01 per share for the Company’s European based employees.

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

During the second quarter of 2023, the Board of Directors approved the issuance of 296,307 restricted share units to its non-employee directors and employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

In August 2023, the Board of Directors approved the issuance of 705,556 restricted share units to its non-employee directors and employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be pro-rated for employees if their employment terminates after the first anniversary of the grant date.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the nine months ended September 30, 2023, 50,104 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 50,104 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $994 and $958 for the three months ended September 30, 2023 and 2022, respectively, and $2,390 and $3,151 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was total unrecognized compensation cost of $4,972 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.95 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the restricted share unit activity as of and for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	1,171,371	$5.43
Granted	2,010,949	1.63
Vested	(543,863)	3.20
Forfeited/expired or cancelled	(313,490)	4.74
Outstanding at September 30, 2023	2,324,967	2.75

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

The Company recorded share-based compensation expense related to the restricted share awards of $42 and $41 for the three months ended September 30, 2023 and 2022, respectively, and $125 and $125 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was total unrecognized compensation cost of $28 related to the nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.3 years. There were no restricted share awards that vested during the three months ended September 30, 2023.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company suspended its ESPP in February 2023. The Company issued 57,960 shares under the ESPP during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 the Company recognized share-based compensation expense of $18 related to the ESPP.

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

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $173 and $133 for the three months ended September 30, 2023 and 2022, respectively, and $528 and $454 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 — OTHER LOSS (INCOME), NET

Other loss (income), net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Other income (1)	$—	$(13)	$(9,718)	$(283)
Other loss (2)	—	—	8,784	—
Other income, net	$—	$(13)	$(934)	$(283)

(1)	Includes gain on extinguishment of $9.7 million related to the Company amending its agreement with a content provider in March 2023 to relieve $15.0 million in fixed payments. Refer to Note 16 – Commitments and Contingencies for further details.
(2)	Includes loss on debt extinguishment of $8.8 million recognized during the second quarter of 2023 as a result of the Company entering into the Amended Credit Facility on April 13, 2023. Refer to Note 6 – Debt for further details.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share options	3,523,393	3,710,859	3,523,393	3,710,859
Restricted shares	17,218	34,436	17,218	34,436
Restricted share units	2,324,967	1,495,606	2,324,967	1,495,606
Total	5,865,578	5,240,901	5,865,578	5,240,901

NOTE 11 — REVENUE

The following table reflects revenue recognized for the three and nine months ended September 30, 2023 and 2022 in line with the timing of transfer of services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from services delivered at a point in time	$19,639	$19,435	$67,402	$65,468
Revenue from services delivered over time	10,178	12,685	31,302	39,113
Total	$29,817	$32,120	$98,704	$104,581

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contract liabilities from advance customer payments, beginning of the period	$2,607	$459	$2,117	$1,874
Contract liabilities from advance customer payments, end of the period (1)	3,039	1,467	3,039	1,467
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	301	250	686	775

(1)	Contract liabilities from advance customer payments, end of period consisted of $2,476 and $478 recorded in other current liabilities in the condensed consolidated balance sheets at September 30, 2023 and 2022, respectively and $563 and $988 recorded in other liabilities in the condensed consolidated balance sheet at September 30, 2023 and 2022, respectively.

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

Summarized financial information by reportable segments for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$10,178	$19,639	$29,817	$12,685	$19,435	$32,120
Cost of revenue (1)	2,055	7,187	9,242	2,173	7,262	9,435
Segment contribution	$8,123	$12,452	$20,575	$10,512	$12,173	$22,685

(1)	Excludes depreciation and amortization expense.

During the three months ended September 30, 2023 and 2022, one customer in the B2B segment individually accounted for 16.4% and 22.5% of total revenue, respectively.

Summarized financial information by reportable segments for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$31,352	$67,352	$98,704	$39,905	$64,676	$104,581
Cost of revenue (1)	6,129	22,759	28,888	9,015	22,583	31,598
Segment contribution	$25,223	$44,593	$69,816	$30,890	$42,093	$72,983

(1)	Excludes depreciation and amortization expense.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the nine months ended September 30, 2023 and 2022, one customer in the B2B segment individually accounted for 15.3% and 20.2% of total revenue, respectively.

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Segment contribution (1)	$20,575	$22,685	$69,816	$72,983
Sales and marketing	7,196	6,781	21,704	20,292
Product and technology	9,150	7,571	29,966	24,928
General and administrative (1)	7,060	7,588	27,095	27,307
Impairment	—	—	—	28,861
Restructuring	—	—	—	1,771
Depreciation and amortization	4,339	5,893	12,783	16,862
Interest expense	1,264	1,450	3,885	2,521
Other income, net	—	(13)	(934)	(283)
Loss before income taxes	$(8,434)	$(6,585)	$(24,683)	$(49,276)

(1)	Excludes depreciation and amortization expense.

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
B2B:
Platform and content license fees	$7,240	$9,988	$23,109	$31,208
Development services and other	2,938	2,697	8,243	8,697
Total B2B revenue	10,178	12,685	31,352	39,905

B2C:
Sportsbook	6,281	7,763	26,546	28,023
Casino	12,577	11,093	38,738	34,924
Poker	781	579	2,068	1,729
Total B2C revenue	19,639	19,435	67,352	64,676
Total revenue	$29,817	$32,120	$98,704	$104,581

Revenue by location of the customer for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$7,459	$10,320	$23,271	$33,531
Europe	10,890	10,574	35,674	33,343
Latin America	9,132	9,492	32,790	32,910
Rest of the world	2,336	1,734	6,969	4,797
	$29,817	$32,120	$98,704	$104,581

NOTE 13 — INCOME TAXES

The Company’s effective income tax rate was 3.2% and (5.4)% for the three months ended September 30, 2023 and 2022, respectively, and (1.6)% and (1.0)% for the nine months ended September 30, 2023 and 2022, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three and nine months ended September 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

NOTE 14 — RESTRUCTURING

In January 2022, the Company implemented a strategic reduction of its existing worldwide global workforce to simplify and streamline its organization and strengthen the overall competitiveness of its B2B segment. As a result of this initiative, the Company incurred $1.8 million in restructuring charges related to this plan during the nine months ended September 30, 2022, which were primarily related to employee severance pay and related costs. The Company completed its restructuring plan in 2022 and there were no unpaid restructuring charges.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 15 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At September 30, 2023, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term.

Operating Leases - Lessee

The following table discloses the operating asset and liability balances at September 30, 2023 and December 31, 2022:

		As of
		September 30, 2023	December 31, 2022
Leases	Classification
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$4,438	$234

Liabilities
Current	Operating lease liabilities	$751	$195
Non-current	Operating lease liabilities – non-current	3,730	—
Total lease liabilities		$4,481	$195

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $909 and $1,033, at September 30, 2023 and December 31, 2022, respectively. Balances do not include certain right-of-use or lease liabilities related to premises that have not yet been obtained by the Company in accordance with its lease agreements.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Operating lease costs were $266 and $98 for the three months ended September 30, 2023 and 2022, respectively, and $523 and $360 for the nine months ended September 30, 2023 and 2022, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases

Remainder of 2023	$281
2024	1,134
2025	1,143
2026	1,154
2027	1,165
Thereafter	671
Total lease payments	5,548
Less: future interest costs	1,068
Present value of lease liabilities	$4,481

Other information related to leases as of and for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended
	September 30,
	2023	2022
Operating lease weighted-average remaining lease term (years)	4.8	0.8
Operating lease weighted-average discount rate	9.0%	4.8%

Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$432	$373

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The amended and restated Agreement was accounted for as a business combination. The consideration transferred in exchange for the identifiable intangible assets was comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The contingent consideration represents additional amounts which the Company expected to pay to the Content Provider if the Company’s total revenue generated from the arrangement exceeds certain stipulated annual and cumulative thresholds during the contract term. In December 2022, the Company revised its 2023 budget and long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, which included a strategic decision not to pursue and invest further in its original content strategy. Based on this update, as of December 31, 2022, the Company determined that the intangible assets associated with the Agreement with a carrying amount of $18.4 million were no longer recoverable and wrote them off in full. Additionally, the Company determined that the related customer relationships intangible assets with a carrying amount of $2.3 million were no longer recoverable and wrote them down to their estimated fair value of $1.6 million. Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820 as well as expected contract term. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because negotiations have not yet concluded, it is reasonably possible that the estimate of the expected future cash flows may change in the near term resulting in the need to adjust the determination of fair value.

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the other Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement by $15.0 million. Under the Amended Agreement, the fixed fee payment schedule was adjusted such that the remaining $4.0 million payable is due in equal installments of $0.2 million per calendar month, with the first installment due in April 2023. The remaining $1.6 million outstanding at the expiration of the Amended Agreement will be reconciled against amounts payable by the Content Provider to the Company for revenue generated from the Company’s distribution of the content. In consideration for the execution of the Amended Agreement, in March 2023 the Company entered into a Subscription Agreement with the Content Provider, under which the Content Provider subscribed to 1,250,000 of the Company’s ordinary shares. These shares were issued April 25, 2023. On May 8, 2023, the Company registered the shares in connection with an S-1 resale registration statement. The Company recorded a gain of $9.7 million related to the extinguishment of the fixed fees recognized in other income, net during the nine months ended September 30, 2023, net of the value associated with the settlement of the stock subscription obligation.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of September 30, 2023 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

On September 12, 2023, the Supreme Court of Chile issued a ruling requiring one telecommunication company to block 23 iGaming websites. The ruling relates specifically to one local internet service provider (“ISP”), and a state-owned land-based casino which holds the rights to offer online sports betting (“the Local Provider”). The order to block the websites only applied to the 23 specific URL addresses mentioned in the legal action. The Local Provider’s legal action was based on a “protection recourse” filing, and asserted that the Local Provider’s constitutional right to maintain a legal monopoly over sports betting was infringed upon. The Supreme Court of Chile’s ruling only affected the named parties of the case, and did not establish legal precedent. In response to the ruling, the Company modified the URL and resumed operations.

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in the jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 28.4% and 26.2% of total consolidated revenue for the three months ended September 30, 2023 and 2022, respectively, and 30.2% and 28.6% for the nine months ended September 30, 2023 and 2022, respectively.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc., the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Station”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the period as specified by the Synthetic Equity Addendum and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization over approximately $2.00 per share, depending on whether certain minimum revenue conditions are met over the next five years. The payment represents an equity-linked financial instrument containing service, performance and market conditions and is measured and classified in accordance with stock-based compensation guidance. The initial grant-date fair value represents an upfront payment to a customer for the maximum tranche which will be attributed as contra revenue over the estimated initial contract term as revenue is earned under the arrangement such that the recognition of the constraint is not probable to result in a material reversal of revenue. The initial grant date liability will be marked to market at each reporting period through operating income (loss). The Company valued the liability utilizing a Monte Carlo simulation and determined the value to be approximately $1.1 million at grant-date and recorded within other assets and other liabilities in the condensed consolidated balance sheet. A Monte Carlo simulation includes numerous scenarios, including assumptions of probability weighted likelihood of different outcomes. As facts and circumstances become known or knowable at each reporting period, the probability of certain scenarios will change which will increase or decrease the value. The classification of the liability will be reassessed when a change of control event is probable. On September 30, 2023, the fair value was determined to be approximately $0.9 million. The change in value was charged as a reduction to general and administrative expense. As of September 30, 2023, the underlying revenue arrangement has not commenced, and the asset is probable of recovery.

NOTE 17 — SUBSEQUENT EVENTS

On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SEGA SAMMY CREATION INC., a Japanese corporation (“Parent”), and Arc Bermuda Limited, a Bermuda exempted company limited by shares and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of SEGA SAMMY HOLDINGS, INC.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger, and as a result of the Merger (and without any action on the part of Parent, Merger Sub, the Company or any holder thereof):

●	each of the Company’s ordinary shares issued immediately prior to the effective time of the Merger (other than shares held by Parent or Merger Sub, by the Company as a treasury share or by any person who properly asserts dissenters’ rights under Bermuda law) will be converted into the right to receive an amount in cash equal to $1.97 per share, without interest and subject to any applicable tax withholding (the “Merger Consideration”);

●	each of the Company’s outstanding restricted shares (whether vested or unvested) at the effective time of the Merger will become vested in full and non-forfeitable and will be converted into the right to receive the Merger Consideration;

●	each of the Company’s outstanding restricted share units (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the Merger Consideration and (b) the number of Company ordinary shares subject to such restricted share unit; and

●	each of the Company’s outstanding options to acquire the Company ordinary shares (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of the option and (b) the number of Company ordinary shares issuable upon the exercise in full of such option.

Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (a) approval by the Company’s shareholders of the Merger Agreement, the Merger and the Statutory Merger Agreement, (b) receipt of applicable antitrust and CFIUS approvals or the expiration of applicable waiting periods, (c) absence of any order or injunction prohibiting the consummation of the Merger and (d) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to certain customary qualifications) and compliance by the Company with its agreements and covenants contained in the Merger Agreement. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company anticipates that this will take some time, and that the closing of the Merger may not occur until late 2024 or early 2025.

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

Our net loss was $8.2 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively, and $25.1 million and $49.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$29,817	$32,120	$(2,303)	(7.2)%
Operating costs and expenses
Cost of revenue (1)	9,242	9,435	(193)	(2.0)%
Sales and marketing	7,196	6,781	415	6.1%
Product and technology	9,150	7,571	1,579	20.9%
General and administrative (1)	7,060	7,588	(528)	(7.0)%
Depreciation and amortization	4,339	5,893	(1,554)	(26.4)%
Total operating costs and expenses	36,987	37,268	(281)	(0.8)%
Operating loss	(7,170)	(5,148)	(2,022)	39.3%
Interest expense	1,264	1,450	(186)	(12.8)%
Other income, net	—	(13)	13	(100.0)%
Loss before income taxes	(8,434)	(6,585)	(1,849)	28.1%
Income tax (benefit) expense	(274)	356	(630)	n.m.
Net loss	$(8,160)	$(6,941)	$(1,219)	17.6%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended
	September 30,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$7,459	$10,320	25.0%	32.1%	$(2,861)	(27.7)%
Europe	10,890	10,574	36.5%	32.9%	316	3.0%
Latin America	9,132	9,492	30.6%	29.6%	(360)	(3.8)%
Rest of the world	2,336	1,734	7.9%	5.4%	602	34.7%
Total revenue	$29,817	$32,120	100.0%	100.0%	$(2,303)	(7.2)%

Revenue

Revenue was $29.8 million for the three months ended September 30, 2023, a decrease of $2.3 million from the comparable period in 2022. The decrease was primarily attributable to a decrease in our contractual revenue rates pursuant to an agreement regarding the expiration of an exclusivity period with a B2B customer.

Revenue fluctuations in the United States are the result of decreased RMiG revenues in our B2B operations. The fluctuations in Europe and Latin America were entirely attributable to our B2C operations. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $9.2 million for the three months ended September 30, 2023, which was relatively consistent to the $9.4 million in the comparable period in 2022.

Sales and Marketing

Sales and marketing expense was $7.2 million for the three months ended September 30, 2023, an increase of $0.4 million from the comparable period in 2022. The increase was primarily attributable to increased sales and marketing activities within our B2C operations within Latin America.

Product and Technology

Product and technology expense was $9.2 million for the three months ended September 30, 2023, an increase of $1.6 million from the comparable period in 2022, primarily due to the decrease in capitalized development costs in our B2B segment. This increase was partially offset by decreases in personnel costs included in Product and Technology as the Company continues to optimize its cost structure.

General and Administrative

General and administrative expense was $7.1 million for the three months ended September 30, 2023, a decrease of $0.5 million from the comparable period in 2022. This decrease is due primarily to a revaluation of the contingent liability related to the Company’s synthetic equity arrangement with a customer.

Depreciation and Amortization

Depreciation and amortization expense was $4.3 million for three months ended September 30, 2023, a decrease of $1.6 million from the comparable period in 2022. The decrease was primarily due to the reduction of depreciable assets that were fully amortized or impaired compared to the prior periods.

Income Tax Expense

We recorded income tax benefit of $0.3 million for the three months ended September 30, 2023, reflecting an effective tax rate of 3.2%, compared to income tax expense of $0.4 million for the three months ended September 30, 2022, reflecting an effective tax rate of (5.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended September 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$98,704	$104,581	$(5,877)	(5.6)%
Operating costs and expenses
Cost of revenue (1)	28,888	31,598	(2,710)	(8.6)%
Sales and marketing	21,704	20,292	1,412	7.0%
Product and technology	29,966	24,928	5,038	20.2%
General and administrative (1)	27,095	27,307	(212)	(0.8)%
Impairment	—	28,861	(28,861)	(100.0)%
Restructuring	—	1,771	(1,771)	(100.0)%
Depreciation and amortization	12,783	16,862	(4,079)	(24.2)%
Total operating costs and expenses	120,436	151,619	(31,183)	(20.6)%
Operating loss	(21,732)	(47,038)	25,306	(53.8)%
Interest expense	3,885	2,521	1,364	54.1%
Other income	(934)	(283)	(651)	n.m.
Loss before income taxes	(24,683)	(49,276)	24,593	(49.9)%
Income tax expense	385	513	(128)	(25.0)%
Net loss	$(25,068)	$(49,789)	$24,721	(49.7)%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Nine Months Ended
	September 30,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$23,271	$33,531	23.6%	32.1%	$(10,260)	(30.6)%
Europe	35,674	33,343	36.1%	32.0%	2,331	7.0%
Latin America	32,790	32,910	33.2%	31.5%	(120)	(0.4)%
Rest of the world	6,969	4,797	7.1%	4.6%	2,172	45.3%
Total revenue	$98,704	$104,581	100.0%	100.2%	$(5,877)	(5.6)%

Revenue

Revenue was $98.7 million for the nine months ended September 30, 2023, a decrease of $5.9 million from the comparable period in 2022. The decrease was primarily attributable to a decrease in our contractual revenue rates pursuant to the agreement regarding the expiration of an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the European market within the B2C segment.

Revenue fluctuations in the United States are the result of decreased RMiG revenues in our B2B operations. The increase in Europe was the result of strong performance in our B2C segment. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $28.9 million for the nine months ended September 30, 2023, a decrease of $2.7 million from the comparable period in 2022. The decrease was primarily attributable to recognition of service expense related to our content licensing arrangements that was accounted for as a service contract in the prior year, and decreased royalties resulting from declines in our SIM revenues.

Sales and Marketing

Sales and marketing expense was $21.7 million for the nine months ended September 30, 2023, an increase of $1.4 million from the comparable period in 2022. The increase was primarily attributable to increased sales and marketing activities within our B2C operations within Latin America.

Product and Technology

Product and technology expense was $30.0 million for the nine months ended September 30, 2023, an increase of $5.0 million from the comparable period in 2022, primarily due to the decrease in capitalized development costs in our B2B segment.

General and Administrative

General and administrative expense was $27.1 million for the nine months ended September 30, 2023, a decrease of $0.2 million, which related primarily to reductions in salaries and wages as the Company has continued to optimize its cost structure and revaluation of the contingent liability related to the Company’s synthetic equity arrangement with a customer.

Depreciation and Amortization

Depreciation and amortization expense was $12.8 million for the nine months ended September 30, 2023, a decrease of $4.1 million from the comparable period in 2022. The decrease was primarily due to the reduction of depreciable assets through both fully amortized and impaired assets compared to the prior period.

Income Tax Expense

We recorded income tax expense of $0.4 million for the nine months ended September 30, 2023, reflecting an effective tax rate of (1.6)%, compared to income tax expense of $0.5 million for the nine months ended September 30, 2022, reflecting an effective tax rate of (1.0)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for nine months ended September 30, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	September 30,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$10,178	$12,685	100.0%	100.0%	$(2,507)	(19.8)%
Cost of revenue (1)	2,055	2,173	20.2%	17.1%	(118)	(5.4)%
B2B segment contribution	$8,123	$10,512	79.8%	82.9%	$(2,389)	(22.7)%
B2C
Revenue	$19,639	$19,435	100.0%	100.0%	$204	1.0%
Cost of revenue (1)	7,187	7,262	36.6%	37.4%	(75)	(1.0)%
B2C segment contribution	$12,452	$12,173	63.4%	62.6%	$279	2.3%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue decreased $2.5 million primarily due to a decrease in our contractual revenue rates pursuant to an agreement regarding the expiration of an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in gross operator revenue in  the B2B segment due to organic growth and the strong performance of our B2B customers.

B2B cost of revenue decreased $0.1 million primarily related to a decrease in royalties resulting from declines in our SIM revenues.

Segment contribution for B2B, which excludes depreciation and amortization expense, decreased by 22.7% and was relatively consistent as the declines in revenues described above were consistent with the decreases in cost of revenues.

B2C Segment

B2C revenue increased $0.2 million primarily due to higher sports and casino margins.

B2C cost of revenue were relatively consistent with the prior comparable period.

Segment contribution for B2C, which excludes depreciation and amortization expense, increased by 2.3%. This increase was primarily driven by the increase in revenues as described above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth our segment results for the periods indicated:

	Nine Months Ended		Percentage of Segment
	September 30,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$31,352	$39,905	100.0%	100.0%	$(8,553)	(21.4)%
Cost of revenue (1)	6,129	9,015	19.5%	22.6%	(2,886)	(32.0)%
B2B segment contribution	$25,223	$30,890	80.5%	77.4%	$(5,667)	(18.3)%
B2C
Revenue	$67,352	$64,676	100.0%	100.0%	$2,676	4.1%
Cost of revenue (1)	22,759	22,583	33.8%	34.9%	176	0.8%
B2C segment contribution	$44,593	$42,093	66.2%	65.1%	$2,500	5.9%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue decreased $8.5 million primarily due to a decrease in our contractual revenue rates pursuant to an agreement regarding the expiration of an exclusivity period with a B2B customer. This decrease was partially offset by overall growth in the B2B segment due to organic growth in the B2B segment due to the strong performance of our B2B customers.

B2B cost of revenue decreased $3.0 million primarily attributable to recognition of service expense of $1.5 million related to our content licensing arrangements that was accounted for as a service contract in the prior year. The additional decrease was primarily related to a decrease in royalties resulting from declines in our SIM and Italy revenues.

Segment contribution for B2B, which excludes depreciation and amortization expense, decreased by 18.3% and was due to the declines in revenues and cost of revenue described above.

B2C Segment

B2C revenue increased $2.7 million primarily due to higher sports and casino margins.

B2C cost of revenue was relatively consistent with the prior period.

Segment contribution for B2C, which excludes depreciation and amortization expense, increased by 5.9%. This increase was primarily driven by the increase in revenues as described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Net loss	$(8,160)	$(6,941)	$(25,068)	$(49,789)
Income tax (benefit) expense	(274)	356	385	513
Interest expense	1,264	1,450	3,885	2,521
Gain on amendment of Content Licensing Agreement	—	—	(9,718)	—
Loss on debt extinguishment	—	—	8,784	—
Revaluation of contingent liability	(509)	—	(288)	—
Depreciation and amortization	4,339	5,893	12,783	16,862
Share-based compensation and related expense (1)	818	1,335	4,726	5,671
Impairment	—	—	—	28,861
Restructuring	—	—	—	1,771
Adjusted EBITDA	$(2,522)	$2,093	$(4,511)	$6,410

(1) Includes $1.5 million and $2.1 million in equity-classified expense for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively, and expense (benefit) of $0.3 million and $(0.1) million from liability-classified awards for the three months ended September 30, 2023 and 2022 respectively, and $0.4 million and (0.2) million for the nine months ended September 30, 2023 and 2022, respectively. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense is offset by a release of $1.0 million in short term incentive compensation that was to be settled in equity for the three months ended September 30, 2023. Refer to Note 7 Share-based Compensation for further details.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
B2B Gross Operator Revenue (in millions)	$424.1	$277.8	$1,273.1	$858.6
B2B Take Rate	2.4%	4.6%	2.5%	4.6%
B2C Active Customers (in thousands)	244	261	432	435
B2C Marketing Spend Ratio	26%	23%	22%	21%
B2C Sports Margin	6.0%	6.6%	7.2%	7.0%

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

The increase in Gross Operator Revenue for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was driven primarily by organic growth in Pennsylvania, Michigan, New Jersey and Connecticut. Additionally, Ontario supplemented the growth through the achievement of greater market share.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily driven by a decrease in our contractual revenue rates pursuant to an agreement regarding the expiration of an exclusivity period with a B2B customer.

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

The decrease in B2C Active Customers for the three months ended September 30, 2023 was primarily driven by limited customer acquisition in Latin America and the lower volume of sporting events. The decrease in the third quarter had a slight impact on the overall numbers for the nine months ended September 30, 2023.

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

The increase in the B2C Marketing Spend Ratio for the three and nine months ended September 30, 2023 was primarily driven by limited customer acquisition in Latin America.

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

The fluctuations in the B2C Sports Margin for the three and nine months ended September 30, 2023 were primarily attributable to the outcomes of individual sporting events.

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

We utilized cash in investing activities of $4.8 million and $17.5 million for the nine months ended September 30, 2023 and 2022, respectively. Of these activities, expenditures related to internally developed capitalized software represented $2.8 million and $9.2 million, respectively, and property and equipment (including licenses for internal use software) represented $1.6 million and $1.7 million, respectively. Additionally, the Company utilized $5.5 million to pay fees related to the Content Licensing Agreement in the prior year.

Sources of Liquidity

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities, including our U.S. initial public offering and term credit facility, and cash on hand.

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We obtained waivers for all financial covenants as of March 31, 2023, and were in compliance as of September 30, 2023.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Net cash used in operating activities	$(3,640)	$(3,559)	(81)	2.3%
Net cash used in investing activities	(4,772)	(17,514)	12,742	(72.8)%
Net cash provided by financing activities	1,253	27,458	(26,205)	(95.4)%
Effect of foreign exchange rates on cash	451	(4,074)	4,525	n.m.
Net (decrease) increase in cash	$(6,708)	$2,311	$(9,019)	n.m.

n.m. = not meaningful

Operating Activities

Net cash used in operating activities was relatively consistent with the comparable prior period.

Investing Activities

Net cash used in investing activities decreased $12.7 million primarily due to a reduction of spend related to the Content Licensing Agreement of $5.5 million, as well as a reduction of capitalized development of $6.5 million primarily related to the B2B segment.

Financing Activities

Net cash provided by financing activities decreased by $26.2 million primarily related to the $30.0 million credit facility obtained in the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

During the course of management’s prior year-end procedures, the Company’s management and audit committee of the board of directors identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed and determined that these deficiencies constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of September 30, 2023.

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

GAN Limited

Date: November 9, 2023	By:	/s/ SEAMUS MCGILL
Seamus McGill
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

