Form 10-K
period 2023-12-31
GAN Ltd
filed 2024-03-13
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of June 30, 2023, based on last sale price as reported on The Nasdaq Capital Market on that date, was approximately $72.1 million.

At March 4, 2024, there were 45,107,089 ordinary shares outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report of the registrant’s definitive Proxy Statement for the 2024 Annual Shareholder Meeting, to be filed within 120 days of December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GAN LIMITED

2023 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the forward-looking statements as a result of risk factors described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including, among other things:

●	our ability to generate and sustain profitability in light of the incurrence of net losses and negative cash flows;

●	our ability to successfully consummate the proposed merger with SEGA SAMMY CREATION, INC.

●	our ability to successfully develop, market or sell new products or adopt new technology platforms;

●	risks related to competition;

●	our ability to manage the substantial variability in our business operations and forecast our financial results in light of such variability;

●	risks related to our customer contracts, pursuant to which our revenues fluctuate with the use of our products or services;

●	risks related to our historical reliance on a small number of customers for a substantial portion of our revenues;

●	our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, including our acquisition of Coolbet in January 2021;

●	risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions, including as a result of the global outbreak of the novel coronavirus (“COVID-19”) pandemic;

●	our ability to attract and retain qualified personnel;

●	risks related to the heavily regulated online gaming industry;

●	our ability to maintain good relations with our channel partners;

●	risks associated with our international operations and fluctuations in currency values;

●	risks related to unanticipated performance problems or bugs in our software product offerings; and

●	our ability to protect our intellectual property and proprietary rights.

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

In our B2B segment, we feature our technology platform, which we market as the GameSTACK™ internet gaming platform (“GameSTACK”). The B2B segment develops, markets and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence. GAN Sports, our newest product offering following the acquisition of Coolbet, launched in September 2022 and aims to provide a best-in-class B2B sports betting product in the U.S. and Canada through self-service kiosks on-premises at land-based casinos as well as mobile versions. Our GameSTACK platform and related support services are geared towards casino operators, with an emphasis on land-based commercial and tribal casinos in the United States, although we have deployed our platform in other geographies, such as Italy, Australia, and Canada. We also market our platform to gaming partners, such as online sportsbooks and gaming content developers, who provide us with an indirect channel into casino operators. This segment is primarily focused on enabling the U.S. casino industry’s ongoing digital transformation, following the repeal of a federal ban on sports betting in May 2018. Our customers rely on our platform to run their online casinos and sportsbooks legally, profitably and with engaging content. GameSTACK and GAN Sports enables us to offer a turnkey technology solution for regulated real money internet gambling (“real money iGaming” or “RMiG”), online sports betting, as well as (“simulated gaming” or “SIM”).

In our B2C segment, we operate a B2C casino and sports betting platform doing business as “Coolbet” that is accessible for gambling through the website www.coolbet.com in markets across Northern Europe, Latin America and Canada with over 1.6 million registered customers as of December 31, 2023. Coolbet holds, or is operating under, gambling licenses in Estonia, Malta, Sweden, Canada, and Mexico. The majority of Coolbet’s website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams. In 2023, our B2C revenue was generated from online casino games, online sports betting and online peer-to-peer poker, which comprised 58.0%, 38.6% and 3.4% of total revenue, respectively. B2C revenue slightly decreased 1.4% from $87.5 million in 2022 to $86.3 million in 2023 primarily due to a decline in the number of active customers in our Latin American markets during the current period. In addition to providing complementary technology to our B2B segment, we believe our B2C segment provides diversification of revenue streams and growth opportunities in international markets.

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

Beginning in 2004, we secured our first major customers in the United Kingdom and subsequently launched our first real money casino gambling games through a license procured from the United Kingdom Gambling Commission following the passage of the Gambling Act 2005, which permitted companies in the United Kingdom to develop software intended for enabling internet gambling. In 2008 we began securing our first major customers in Italy and deployed our technology platform in Rome, Italy and served internet gaming content to several major Italian operators of regulated internet sports betting and gaming.

In 2010, we released the first version of our GameSTACK enterprise software platform for our first platform customer to launch a new internet gambling business in Europe as a complement to existing retail bingo gaming business. Following the launch of an internet casino for a casino operator customer operating on the GameSTACK platform in the State of New Jersey in 2013, we were the first technology platform provider to accept and process a deposit online in the State of New Jersey and processed the first legal online bet on our proprietary blackjack game. Our casino operators have continued to rely on GameSTACK to launch their online casinos in new and existing U.S. states that adopted applicable legislation.

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

In September 2022 we launched GAN Sports, a modern sportsbook technology platform based on the award-winning Coolbet technology that has been adapted for the U.S. B2B market and have subsequently launched other jurisdictions such as Massachusetts and Nevada in 2023.

Merger Agreement

On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SEGA SAMMY CREATION INC., a Japanese corporation (“SEGA SAMMY CREATION”), and Arc Bermuda Limited, a Bermuda exempted company limited by shares and a wholly-owned subsidiary of SEGA SAMMY CREATION (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of SEGA SAMMY CREATION (the “Merger”). SEGA SAMMY CREATION and Merger Sub are affiliates of SEGA SAMMY HOLDINGS, INC.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger, and as a result of the Merger (and without any action on the part of SEGA SAMMY CREATION, Merger Sub, the Company or any holder thereof):

●	each of the Company’s ordinary shares issued immediately prior to the effective time of the Merger (other than shares held by SEGA SAMMY CREATION or Merger Sub, by the Company as a treasury share or by any person who properly asserts dissenters’ rights under Bermuda law) will be converted into the right to receive an amount in cash equal to $1.97 per share, without interest and subject to any applicable tax withholding (the “Merger Consideration”);

●	each of the Company’s outstanding restricted shares (whether vested or unvested) at the time of the Merger will become vested in full and non-forfeitable and will be converted into the right to receive the Merger Consideration;

●	each of the Company’s outstanding restricted share units (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the Merger Consideration and (b) the number of Company ordinary shares subject to such restricted share unit; and

●	each of the Company’s outstanding options to acquire the Company ordinary shares (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of the option and (b) the number of Company ordinary shares issuable upon the exercise in full of such option.

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

On February 13, 2024, the Company held a special general meeting of the shareholders of the Company to consider and vote upon the Merger Agreement, at which the shareholders approved the Merger Agreement.

iGaming and Online Sportsbook Industry and Background

On May 14, 2018, the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (“PASPA”), which since 1992 had prevented U.S. states, aside from Nevada and Delaware from engaging in the regulation and taxation of sports betting activities at the intrastate level. The ruling paved the way for U.S. states to elect individually whether to allow for regulated sports betting and, by extension, real money iGaming within their borders. Prior to the Supreme Court of the United States overturning PASPA, U.S. casino operators were largely limited to retail slot and table gaming operations and, in the online channel, to simulated gaming operations offering no prospect for real money winnings.

On June 22, 2021, the Parliament of Canada passed Bill C-218 - the Safe and Regulated Sports Betting Act, which removed the Canadian federal ban on domestic sportsbook betting in Canada, opening its provinces to allow single-game sports betting, and in April 2022 Ontario became the first province in Canada to regulate online gambling.

As of December 31, 2023, more than 35 U.S. states have approved legalized sports betting, along with Washington D.C., and real money iGaming is also presently legal in eight states. Each state or jurisdiction has unique regulatory and licensure requirements, and our ability to rapidly customize deployments and submit expeditiously for individual state gaming licensure has been a vital contributor to our success in the U.S. market. We enable our customers to deploy iGaming and online sportsbook offerings to their end users quickly, capturing valuable early-mover advantages in their relevant markets, such as the January 2021 launch in Michigan and the April 2022 launch in Ontario, Canada. We are presently licensed or approved to operate our RMiG platform in more than a dozen U.S. states, as well as Ontario, Canada and plan to continue to evaluate new opportunities to provide services in additional U.S. states in 2024 and beyond.

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

Our GameSTACK customer base in the United States includes large regional operators as well as individual tribal casino operators that operate retail casino properties, racetracks and online sportsbooks. The largest portion of our U.S. business is in real money internet gambling with operators in the U.S. states where either (or both) internet casino gaming and sports betting are permitted by regulation.

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

Our Products and Service Offerings

B2B GameSTACK Platform, Development and Support Services

GameSTACK is a turnkey platform comprising proprietary enterprise software, computer hardware and specific proprietary software components such as our iSight Back Office tool (“iSight”) and the iBridge Framework. GameSTACK is a comprehensive proprietary hosted software platform providing our customers with account set-up, customer services facilitation, comprehensive player marketing tools, and the ability to deliver converged gambling across land-based retail casinos and the internet. While developing GameSTACK, we remained fully committed to building an evergreen and agile software architecture forged from a single code base, ensuring that developments in game mechanics, new back-office functionalities and integrations with leading third-party software could be capitalized on by our customers across all gameplay modalities. Importantly, we developed our code to operate in multiple jurisdictions and under different regulatory requirements, giving us the ability to leverage different configurations quickly to comply with newly regulated markets.

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

In the United States, real money iGaming applications must comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Consequently, our RMiG customers must physically deploy our platform within their state’s borders, typically inside their retail casino premises or approved local hosting locations, in order to comply with intrastate regulatory mandates. Our customers generally procure the computer hardware on which our software, which the Company retains all rights to,  is deployed inside of our customers’ data centers.

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

Super Remote Gaming Server

GameSTACK may also be configured as a “super” remote gaming server (“Super RGS”), otherwise known as a remote gaming server aggregator, which can be deployed on behalf of existing internet casino operators in various U.S. states that are operating on their own proprietary or third-party platform. Super RGS provides these operators with access to all of our proprietary games, our current (and all future) remote gaming server integrations, as well as our content library of more than 7,000 internet casino games. Super RGS creates a technical and commercial vehicle for us to deliver our proprietary casino content and third-party game content across the entirety of the relevant U.S. intrastate markets. Our Super RGS provides for a cost and time savings for new and existing market operators to more efficiently manage their game content.

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

Sports Betting

We manage an award-winning online sportsbook allowing customers to place various types of wagers on the outcome of sporting events around the world. We operate as the bookmaker and offer a large variety of betting types in a given event, including both pre-match and in-play (placed after a sports event has begun) wagers. We offer the ability to place bets on all major sports including football, basketball, baseball, American football, ice hockey and tennis, as well as emerging sports such as eSports and smaller sports. Coolbet’s proprietary sportsbook features specialist odds compiled by in-house product experts, which leads to more attractive odds and offers on local sports events and a higher value proposition for customers.

Online Casino

We offer thousands of digital and live dealer casino games provided by recognized game content creators, integrated into our proprietary technology. The casino product features many proprietary features and functionalities driving customer engagement. Live Casino, through its digital online casino offering in selected markets, allows customers to place wagers and play games through a real-time streaming video solution. Coolbet.com offers customers a catalog of over 6,000 third-party iGaming titles across skill-based games such as Poker and chance-based games, such as digital slot machines and table games such as Blackjack and Roulette.

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

New retail and online casino operator customers who use our GAN Sports and GameSTACK enterprise solutions require a cutting-edge platform and sportsbook, often to replace their existing technology. Our full enterprise solution, including retail sports, kiosk deployment, mobile sports and platform technologies, provides our customers with flexibility to meet their specific needs, from customers that require an all-encompassing market, customer, and sports trading services solution, to those larger self-managed operator customers looking to operate on a cutting-edge technology. Beyond our GAN Sports sportsbook content, by proactively investing in development resources, we have brought together within GameSTACK a solution which offers the leading service providers spanning payment processing, pre-paid card services, age and identity verification, and geolocation, providing our customers with a best-in-class solution from end-to-end, right out of the box.

The GAN family of casino operator customers represent leading U.S. gaming groups, both retail and online. Some of our casino operator customers utilize our GameSTACK platform specifically for real money iGaming or online social casinos, while others utilize our full enterprise solution for RMiG as well as retail and mobile sportsbook. Whether these customers utilize our technology for some or all of their needs, our customers own retail operations spanning over 100 retail locations, operate tens of thousands of slot machine units on their casino gaming floors, and possess millions of dedicated loyalty club card holding players within their loyalty program databases.

For the year ended December 31, 2023, one of our customers, FanDuel, accounted for 16.4% of our total revenue. Beginning in 2013, we partnered with FanDuel’s majority shareholder, Flutter Entertainment plc (formerly known as PaddyPower Betfair plc), to support FanDuel’s rapid deployment of online sports betting sites in selected states that had legalized single-game sports betting. Under our current commercial agreements, we provide access to the GameSTACK platform and provide development and support services to FanDuel in the U.S. and Ontario, Canada.

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

Our B2C casino and sports betting platform is accessible for wagering through the website www.coolbet.com in markets across Northern Europe, Latin America, and Canada. Coolbet.com originally launched May 2016 and as of December 31, 2023, had over 1.6 million registered customers. The majority of website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams.

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

As of December 31, 2023, we had one registered patent in the United States and two registered trademarks in the United Kingdom relating to our proprietary technology. We hold a U.S. patent with a term of 20 years, which expires in 2033, that covers the integration of a retail casino’s on-property rewards and loyalty program with an internet wagering experience, whether offered for real money or virtual-based social casino gaming. Because of the tendency for non-licensed states to implement social casino gaming as an alternative or precursor to RMiG, and our ability to legitimately and comprehensively integrate the unique ability to connect existing retail rewards program with an online gaming experience, we believe that our intellectual property provides a key competitive advantage.

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

Our B2B operations are licensed and regulated by the United Kingdom (“U.K.”) Gambling Commission, and are certified for the Italian market by the Gaming Labs International in Italy, the Alcohol and Gaming Commission of Ontario in Canada, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the West Virginia Lottery Commission, the Louisiana Gaming Control Board, the Michigan Gaming Control Board, the Tennessee Education Lottery Corporation, the Colorado Department of Revenue Division of Gaming, the Arizona Department of Gaming, the Connecticut Department of Consumer Protection — Gaming Division, the Mississippi Gaming Commission, the Arkansas Racing Commission, the Massachusetts Gaming Commission, the Ohio Casino Control Commission, the Virginia Lottery, the Sault Ste. Marie Tripe of Chippewa Indians Gaming Commission, and the Nevada Gaming Control Board. Entry into new geographies will require us to engage with additional regulatory authorities.

Our B2C operations are also required to hold licenses in several jurisdictions. We hold gaming licenses in Estonia, Malta, Sweden, and Ontario, Canada. Our B2C sportsbook technology and technical platform is certified by an accredited third-party according to the licensing requirements of the regulatory authorities of Estonia, Malta, Sweden, and Ontario, Canada. We also have customers in jurisdictions that currently do not have a local licensing scheme but are accessible through our existing licenses. A number of these jurisdictions are evaluating the adoption of a local licensing scheme for the online sports betting and gaming operations that we currently offer. If regulations requiring licensure are adopted in those jurisdictions, we intend to apply for licensing, but we cannot be assured that we will receive licenses in each instance or that changes in regulation will not adversely impact our business.

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

Data Protection and Privacy

As part of our operations, we establish player accounts and receive personal and financial information. Accordingly, our operations are subject to privacy and data protection regulation in the United States, the U.K., the European Union, Asia Pacific, and elsewhere. These laws are rapidly developing and changing. The European Union adopted a comprehensive General Data Protection Regulation (“GDPR”), which came into effect in May 2018, as supplemented by any national laws (such as the Data Protection Act 2018 in the U.K.) and further implemented through binding guidance from the European Data Protection Board. In the United States, several states have adopted revised legislation to expand data breach notification rules and to mirror some of the protections provided by the GDPR. Some states, including California, Colorado, Connecticut, and Nevada, have adopted data protection legislation that requires companies to make significant changes in their data processing operations.

Compliance

We have developed and implemented an internal compliance program designed to ensure that we comply with legal and regulatory requirements imposed on us in connection with our gaming operations. Our internal compliance program focuses, among other things, on ensuring we comply with applicable licensing requirements and local gaming regulations. In addition, we have a dedicated data protection officer and compliance officer to strengthen the overall compliance capabilities of the organization.

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

Our platform services enable our casino operators to offer their players an array of tools to control their spending, including deposit limits, wagering value limits, wagering frequency limits, time limits, definable self-exclusion and/or cooling-off periods. These limitations, coupled with sophisticated reporting and analytics, allows operators to identify potentially compulsive behavior and take the required action to ensure the protection of any vulnerable players in line with their operating requirements in the relevant intrastate gaming market. Our teams are extensively trained in the area of responsible gaming, to assist end user players displaying signs of gambling addiction and guide them in the correct direction to seek assistance. We also, in conjunction with our customers and third-party service partners, provide robust age verification processes to ensure that no minors can access the gaming opportunities provided on our customer’s websites.

Human Capital Resources

We are committed to investing in our employees while nurturing a work environment that fosters global and cross functional collaboration. Our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences.

Our Global Workforce

As of December 31, 2023, we had 677 total employees, of which 673 were full-time and 4 were part-time. Approximately 89% of these employees were located outside the United States. The majority of our employees are working within the operations function, which includes the majority of the technical and product employees. The charts below show our global employee population by region and operational function.

Workforce by Region:
Europe	563
United States	72
Latin America	31
Rest of World	11

Workforce by Function:
Operations	88%
Non-operations	12%

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

Diversity and Inclusion

We are committed to a diverse global workforce and fostering a culture of inclusivity and belonging. We promote diversity and inclusion in all our policies and general business practices. We further seek to establish an environment of respect and understanding in the workplace and a culture that values and reflects the diverse components of our employees and the communities in which we operate. This is reinforced in our global employee events and training courses. As we further expand on our global footprint, we will continue to expand on these efforts.

Pay and Benefits

We continue to offer market-based, competitive wages and benefits in all markets where we compete for talent. The pay structure has evolved to be positioned around the market median within each market, with variances based on knowledge, skills, years of experience, and performance. We regularly evaluate pay equity, expanding our review to include race/ethnicity in addition to gender. We adopt a total rewards approach to our compensation philosophy – which accounts for all monetary and non-monetary elements. This includes base wages, non-cash benefit programs, which vary by country, short-term cash incentives, long-term incentives (e.g., cash and share-based awards), employee savings plans with providers for company matching, healthcare and insurance benefits (in the United States), health savings spending accounts with providers for company matching (in the United States), paid time off, leave options, and employee assistance programs. We also encourage our employees to focus on their overall wellness. We expanded our traditional monthly fitness reimbursements to include exercise equipment, wellness programs and treatments, and app subscriptions in support of nutrition, behavior based health or activities that encourage movement. We also respect our employees’ needs for flexibility and balance between work and life. We support a flexible working model where employees may work from the office or from home. We also continue to offer support to employees who work from home by providing reimbursement for work related expenses.

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

Summary of the Material Risks Associated with our Business

●	We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability or sufficient liquidity.

●	We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology platforms, it could materially adversely affect our results of operations and financial condition.

●	The online gaming industry is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of market share.

●	Our business operations are subject to substantial variability, which may make it more difficult for us to forecast our financial results, and may negatively impact how investors review our results or prospects.

●	Under our revenue arrangements, if existing customers do not continue the use of our products or services, our results of operations could be materially adversely affected.

●	We have historically relied on a small number of customers for a substantial portion of our revenues.

●	A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact our financial performance.

●	Macroeconomic conditions can materially adversely affect the Company’s business, results of operations and financial condition.

●	We face the risk of fraud, theft, and cheating.

●	We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

●	Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

●	We rely on relationships with third-party content providers for a significant portion of our revenue.

●	If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.

●	We face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.

●	We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.

●	We are subject to risks related to corporate social responsibility, responsible gaming, reputation and ethical conduct.

●	Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that could allow SSC to abandon the Merger.

●	The Merger Agreement between us, SSC and Merger Sub may be terminated in accordance with its terms and the Merger may not be completed.

●

We may not be able to effect the Merger pursuant to the Merger Agreement, and failure to complete the Merger could negatively impact our stock price and the future business and financial results of the Company.

●	The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

●	Once a gaming license is granted, or conditionally approved, violations of any gaming related requirements could result in the imposition of fines, penalties, conditions, or limitations, up to and including the revocation of a gaming license for material and/or repeated violations, all of which could adversely affect our operations and financial viability.

●	The online gaming industry is rapidly expanding and evolving, which the proliferation of new and changing regulatory frameworks increases costs and the risk of non-compliance.

●	Our B2C operations generate a significant portion of our revenue from “unregulated” markets and changes in regulation in those markets could result in us losing business in those markets, incurring additional expenses in order to comply with any new regulatory scheme, or potentially exiting the market.

●	Our B2C operations generate a significant portion of our revenue in markets where tax regulations are evolving, and could result in additional tax liabilities that could materially affect our financial condition and results of operations.

●	Compliance with evolving data privacy regulations may cause us to incur additional expenses, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

●	Any violation of the Bank Secrecy Act or other similar anti-money laundering laws and regulations could have a negative impact on us.

●	We have business operations located in many countries and a significant level of operations outside of the U.S., which subjects us to additional costs and risks that could adversely affect our operating results.

●	Our results of operations may be adversely affected by fluctuations in currency values.

●	The expansion of our business will subject us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.

●	Ownership in our ordinary shares is restricted by gaming laws and our by-laws, and persons found “unsuitable” may be required to dispose of their shares.

●	We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our officers.

●	Our bye-laws restrict shareholders from bringing legal action against our officers and directors and contain provisions that may discourage a change in control.

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

Since our inception, we have typically operated at a loss. At December 31, 2023 we had an accumulated deficit of $309.3 million. We incurred a net loss of $34.4 million and $197.5 million for the years ended December 31, 2023 and 2022, respectively. Additional losses would impair our liquidity and may require us to raise additional capital or to curtail certain of our operations in an effort to preserve capital. Incurring additional losses could also erode investor confidence in our ability to manage our business effectively and result in a decline in the price of our ordinary shares. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report and Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for additional information regarding our liquidity position.

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

For the years ended December 31, 2023 and 2022, our largest customer FanDuel accounted for 16.4% and 20.9%, respectively, of our total revenue. Our revenues from FanDuel in our B2B segment increased in 2022 with FanDuel’s expansion into Ontario, Canada, but our revenues may experience a significant decline in future periods as our rights as their exclusive provider of casino gaming operations ended in January of 2023. Customer concentration in our B2B segment will tend to be more pronounced as we expand our revenue from a smaller base.

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

Our B2C sports betting operations exposes us to losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes, or if outcome-driven events result in unfavorable results.

Our fixed-odds wagering contracts involve betting where winnings are paid on the basis of the amount wagered and the odds quoted. Our sports betting operation is designed to set odds at a level that will provide the bookmaker with an average return over a large number of events. However, there can be significant variation in the gross win percentage for a single event or fixed period of time.

Our systems and controls seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these controls will be effective in all situations, and consequently we face exposure to risks relating to its failure to set accurate odds or managing its sports betting risk. We may experience significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or outcomes that create disproportionate weighting to such outcomes on the events.

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

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of December 31, 2023, we held one issued U.S. patent (patent number 8,821,296 dated September 2, 2014) with multiple claims within that single patent. We generally require our employees, consultants and advisors to enter into invention contribution and confidentiality agreements. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, the laws of many countries, including countries where we conduct business, do not protect our proprietary rights to as great an extent as do the laws of the United States and European countries. The failure of our patent, or our reliance upon copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies.

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

Risks Related to the Merger

Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that could allow Sega to abandon the Merger.

Before the Merger may be completed, various regulatory approvals must be obtained from a number of relevant gaming authorities. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all due to a number of factors considered by regulators when granting such approvals or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of Sega’s or the combined company’s business. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, or result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

The Merger Agreement between us, Sega and Merger Sub may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) approval by our shareholders of the Merger and Merger Agreement (which occurred on February 13, 2024); (ii) the receipt of applicable regulatory gaming authorities and other authorities; (iii) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger or any of the other transactions contemplated by the Merger Agreement illegal; (iv) that Chile does not enact any law (which is not reasonably capable of being overturned or complied with) that renders our online gaming operations illegal in that country, and (v) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to certain customary qualifications) and compliance by the Company with its agreements and covenants contained in the Merger Agreement.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder approvals, Sega may terminate the Merger Agreement if applicable gaming regulatory authorities impose restrictions or impositions that would have a material adverse effect on Sega’s or the combined company’s business, or we or Sega may elect to terminate the Merger Agreement in certain other circumstances.

We may not be able to effect the Merger pursuant to the Merger Agreement, and failure to complete the Merger could negatively impact our stock price and the future business and financial results of the Company.

In connection with the Merger Agreement, we have incurred substantial costs planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing, and legal services required before we were able to enter into the Merger Agreement and which will continue as we seek to complete the transaction. If, for whatever reason, including those set forth above, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, which could adversely affect our liquidity and financial results.

Our stock price may decline significantly if the Merger is not completed. If the Merger is not completed, our ongoing business may be adversely affected and the Company will be subject to a number of risks, including the following:

●	We may be required to pay a termination fee of $6.0 million if the Merger Agreement is terminated under certain circumstances;
●	We will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees whether or not the Merger is completed;
●	Matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and
●	Our customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not prevented or detected on a timely basis.

During the course of management’s prior year-end procedures, the Company’s management and the audit committee of the board of directors identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed and determined that these deficiencies constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of December 31, 2023. We can give no assurance that these measures will remediate the remaining material weakness in internal control, or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to additional restatements of our financial statements or cause us to fail to meet our reporting obligations. Any such failure could also lead to reputational damage and a decrease in the market price of our stock.

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

We are a Bermuda company and it may be difficult for you to enforce judgments against us or certain of our officers.

We are a Bermuda exempted company. As a result, the rights of holders of our ordinary shares will be governed by Bermuda law and our memorandum of association and by-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Bermuda legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Bermuda law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors. Certain of our officers are not residents of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States, judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. federal securities laws. We have been advised by our special Bermuda counsel that uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, or entertain action in Bermuda against us or our directors or officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we collect, process, store, and transmit players’ data, including confidential, sensitive, proprietary, and personal information. Maintaining the confidentiality, integrity and availability of our information technology systems and data, as well as appropriate limitations on access to such information, is important to our operations and business strategy. To this end, we have implemented various Information Security programs aligned to ISO and NIST cyber security frameworks with functions incorporating the “Identify”, “Protect”, “Detect”, “Respond”, and “Recover” concepts. They are designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them.

The security program is managed and monitored by a dedicated Information Security team, which is led by our Vice President of Global Information Security, the Company’s designated Chief Information Security Officer (“CISO”), and includes mechanisms, controls, technologies, systems, policies and other processes designed to prevent, detect, respond, and recover from data loss, theft, misuse, or other security incidents or vulnerabilities affecting the systems and data residing in them. For example, we have adopted a risk-based approach to security which includes continuous risk assessments, vulnerability scans and periodic penetration and testing. We perform due diligence on our key technology vendors and other contractors and suppliers. We also conduct employee training on cyber and information security, among other topics. Our security program is subjected to independent external audits annually to evaluate the effectiveness of our security program and identify areas for continuous improvement.

Our CISO, who reports directly to the Chief Technology Officer, is a Certified Information Systems Security Professional with over 20 years of experience managing information technology and cybersecurity matters, including more than four years in gaming and two years at GAN Limited. Members of the information security team who support the security program hold relevant educational and professional credentials with experience in similar roles from other technology companies. The CISO and Information Security team, together with our Privacy and Data Protection Team, led by a dedicated Data Protection Officer are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors”.

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Board of Directors receive updates on cybersecurity and information technology matters and related risk exposures from our CISO and CTO as well as other members of the senior leadership team.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, the Company had no share repurchases.

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

Our net loss was $34.4 million and $197.5 million for the years ended December 31, 2023 and 2022, respectively.

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

We hold a U.S. patent, which governs the linkage of on-property reward cards to their counterpart internet gambling accounts together with bilateral transmission of reward points between the internet gaming technology system and the land-based casino management system present in all U.S. casino properties.

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

Consolidated Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Revenue	$129,419	$141,528	$(12,109)	(8.6)%
Operating costs and expenses
Cost of revenue (1)	38,700	41,634	(2,934)	(7.0)%
Sales and marketing	28,972	28,303	669	2.4%
Product and technology	38,243	35,195	3,048	8.7%
General and administrative (1)	36,657	37,848	(1,191)	(3.1)%
Impairment	—	166,010	(166,010)	n.m.
Restructuring	—	1,771	(1,771)	n.m.
Depreciation and amortization	17,161	23,276	(6,115)	(26.3)%
Total operating costs and expenses	159,733	334,037	(174,304)	(52.2)%
Operating loss	(30,314)	(192,509)	162,195	(84.3)%
Other loss, net	3,992	1,047	2,945	n.m.
Loss before income taxes	(34,306)	(193,556)	159,250	(82.3)%
Income tax expense	138	3,942	(3,804)	(96.5)%
Net loss	$(34,444)	$(197,498)	$163,054	(82.6)%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Year Ended
	December 31,		Percentage of Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
United States	$31,758	$45,615	24.5%	32.2%	$(13,857)	(30.4)%
Europe	47,788	45,092	36.9%	31.9%	2,696	6.0%
Latin America	39,935	44,078	30.9%	31.1%	(4,143)	(9.4)%
Rest of the world	9,938	6,743	7.7%	4.8%	3,195	47.4%
Total revenue	$129,419	$141,528	100.0%	100.0%	$(12,109)	(8.6)%

Revenue

Revenue was $129.4 million for the year ended December 31, 2023, a decrease of $12.1 million from the comparable period in 2022. The decrease was attributable to a decrease of $10.8 million in our B2B revenues, which was driven by a decrease in our contractual revenue rates related to the expiration of an exclusivity period with a B2B customer, and a decrease of $1.2 million in our B2C revenues, which was attributable to active customer decline in Latin America.

In Europe, our B2C revenues increased $4.5 million as a result of active customer growth. This growth was offset by declines in the B2B RMiG business in Europe that resulted in a $1.8 million decrease in revenue.

The decrease in revenue in the United States as compared to the prior period was the result of a decrease in our contractual revenue rates related to the expiration of an exclusivity period with a B2B customer.

Cost of Revenue

Cost of revenue was $38.7 million for the year ended December 31, 2023, a decrease of $2.9 million from the comparable period in 2022. The decrease was primarily attributable to recognition of service expense of $1.5 million related to our content licensing arrangements that was accounted for as a service contract in the prior year. Additionally, the Company recognized a decrease in cost of development services and other revenue as a result of lower volume of hardware sales and a related decline in cost of revenue in the current period than in the prior year comparable period.

Sales and Marketing

Sales and marketing expense was $29.0 million for the year ended December 31, 2023, an increase of $0.7 million from the comparable period in 2022. The increase was primarily driven by an increase in sales and marketing activities within our B2C operations in order to attract additional end-users in Latin America.

Product and Technology

Product and technology expense was $38.2 million for the year ended December 31, 2023, an increase of $3.0 million from the comparable period in 2022. The increase was primarily attributable to a reduction in development activities that qualify for capitalization within our B2B segment.

General and Administrative

General and administrative expense was $36.7 million for the year ended December 31, 2023, a decrease of $1.2 million from the comparable period in 2022. This decrease was primarily driven by cost saving initiatives during the current period, largely consisting of a reduction in headcount.

Impairment

We recorded an impairment charge of $166.0 million during the year ended December 31, 2022. There were no impairment charges recorded in the current year.

Depreciation and Amortization

Depreciation and amortization expense was $17.2 million for the year ended December 31, 2023, a decrease of $6.1 million from the comparable period in 2022. The decrease was attributable to lower depreciable and amortizable basis due to the impairment recorded on certain intangible assets in the year ended December 31, 2022, and a reduction in development activities that qualify for capitalization and amortization within our B2B segment.

Income Tax Expense

We recorded income tax of $0.1 million for the year ended December 31, 2023, reflecting an effective tax rate of (0.4)%, compared to income tax of $3.9 million for the year ended December 31, 2022, reflecting an effective tax rate of (2.0)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the years ended December 31, 2023 and 2022 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current and deferred tax and loss carryforwards in certain jurisdictions that are not expected to be recognized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth our segment results for the periods indicated:

	Year Ended		Percentage of Segment
	December 31,		Revenue		Change
	2023	2022	2023	2022	Amount	Percent
(dollars in thousands)
B2B
Revenue	$43,154	$54,045	100.0%	100.0%	$(10,891)	(20.2)%
Cost of revenue (1)	8,424	11,248	19.5%	20.8%	(2,824)	(25.1)%
B2B segment contribution	$34,730	$42,797	80.5%	79.2%	$(8,067)	(18.8)%
B2C
Revenue	$86,265	$87,483	100.0%	100.0%	$(1,218)	(1.4)%
Cost of revenue (1)	30,276	30,386	35.1%	34.7%	(110)	(0.4)%
B2C segment contribution	$55,989	$57,097	64.9%	65.3%	$(1,108)	(1.9)%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue decreased $10.8 million primarily due to a decrease in platform and content license fees revenue of $12.1 million, resulting from a decrease in our contractual revenue rates relating to the expiration of an exclusivity period with a B2B customer. This decrease was offset by an increase in B2B development services and other revenue of $1.2 million, driven by fees earned by a B2B partner that launched in April 2022.

B2B cost of revenue decreased $2.9 million primarily attributable to recognition of service expense related to our content licensing arrangements that was accounted for as a service contract in the prior year of $1.5 million, as well as decreased royalties resulting from declines in our SIM revenue.

B2C Segment

B2C revenue decreased $1.2 million primarily due to a decline in the number of active customers in our Latin American markets during the current period.

B2C cost of revenue was relatively consistent with the prior comparable period.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the consolidated statements of operations for the years specified:

	Year Ended
	December 31,
	2023	2022
(in thousands)
Net loss	(34,444)	(197,498)
Income tax expense	138	3,942
Interest expense	5,003	4,279
Gain on amendment of Content Licensing Agreement	(9,718)	—
Loss on debt extinguishment	8,784	—
Contingent liability and related revaluation (1)	(830)	(3,000)
Depreciation and amortization	17,161	23,276
Share-based compensation and related expense (2)	5,511	7,262
Impairment (3)	—	166,010
Restructuring	—	1,771
Adjusted EBITDA	$(8,395)	$6,042

(1) Includes $0.8 million of revaluation on contingent liability related to the Company’s synthetic equity arrangement with a customer for the year ended December 31, 2023. Includes a $3.0 million release of the contingent liability that was initially recognized upon execution of the amendment to an agreement with a content provider for the year ended December 31, 2022. See Note 3 – Acquisition in the accompanying consolidation financial statements for further details.

(2) Includes $5.4 million and $7.6 million in equity-classified expense for the years ended December 31, 2023 and 2022, respectively, $0.3 million and $0.1 million in liability-classified expense, for the years ended December 31, 2023 and 2022, respectively. Such amounts excluded capitalized amounts. Refer to Note 9 – Share-based Compensation in the accompanying consolidated financial statements for further details.

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

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent
B2B Gross Operator Revenue (in millions)	$1,657.8	$1,224.4	$433.4	35.4%
B2B Take Rate	2.6%	4.4%	(1.8)%	(41.0)%
B2C Active Customers (in thousands)	500	559	(59)	(10.5)%
B2C Marketing Spend Ratio	23.6%	21.0%	2.6%	12.2%
B2C Sports Margin	7.0%	6.9%	0.1%	1.6%

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

The increase in Gross Operator Revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was driven primarily by our customers’ organic growth in Pennsylvania, Michigan, New Jersey, and Connecticut. Additionally, Ontario supplemented the growth through the achievement of greater market share.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by a decrease in our contractual revenue rates related to the expiration of an exclusivity period with a B2B customer.

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

The year ended December 31, 2022 had a significant surge in business activity across all markets, largely due to the World Cup 2022. While the increased activity resulted in an all-time high in active customer count for 2022, the year ended December 31, 2023, did not have any significant sports events resulting in a decline in active customer count in the current year.

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

The increase in B2C Marketing Spend Ratio for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by increased marketing spend in Latin America. In Latin America, we invested in developing greater brand awareness through several marketing initiatives and sponsorships and the Ontario, Canada, market required higher acquisition spend due to increased competition in a newly regulated jurisdiction.

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

The modest increase in B2C Sports Margin for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by favorable outcomes. While the sports margin can fluctuate quarter to quarter on game outcomes and the mix shift of wagers overtime sports margin should be relatively in-line with the longer-term average margin.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had an accumulated deficit of $309.3 million. During the year ended December 31, 2023, we incurred a net loss of $34.4 million. We used $3.6 million of cash in operations during the year ended December 31, 2023. Cash on hand totaled $38.6 million as of December 31, 2023 and liabilities to users totaled $10.2 million as of December 31, 2023.

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

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We were in compliance with all financial covenants as of December 31, 2022, however given our cash flow and net losses for the year ended December 31, 2022, historical performance, and reasonably estimable near-term future cash flows, it is possible that we could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility.

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

On April 13, 2023, a subsidiary of the Company executed agreements to amend its existing credit facility to waive all events of default, amend certain financial covenants, assign the rights to the credit facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023 and represented a cure of any events of default under the Credit Facility and thereby prevented any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 7 – Debt for further detail. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the Company’s ability to meet its current obligations as they come due.

We believe cash generated from operations and cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least one year. We are actively evaluating internal costs to conserve cash and executing cost containment plans will be critical to our ability to continue funding our operations for at least one year.

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

During the year ended December 31, 2021, we entered into a Content Licensing Agreement with a third-party gambling content provider (the “Content Provider”) specializing in development and licensing interactive games, (as amended in April 2022 and March 2023 the “Content Licensing Agreement”). The Content Licensing Agreement grants us exclusive right to use and distribute the online gaming content in North America. The Content Provider was previously required to develop a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we were required to pay fixed fees, over the initial five-year term, and additional payments if annual and cumulative thresholds were not met. In March 2023 the Company amended and restated the Content Licensing Agreement with the Content Provider which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement. As of December 31, 2023, the remaining fixed fees payable under the arrangement was $2.2 million, recorded other current liabilities within the consolidated balance sheets.

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

We utilized cash in investing activities of $6.8 million and $19.1 million for the years ended December 31, 2023 and 2022, respectively. Expenditures related to internally developed capitalized software represented $3.3 million and $10.1 million, respectively, purchases of gaming licenses represented $0.4 million and $1.1 million, respectively, and property and equipment (including licenses for internal use software) represented $3.1 million and $1.9 million, respectively. In the prior year, we paid $6.0 million to the Content Provider in accordance with the Content Licensing Agreement.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	December 31,		Change
(dollars in thousands)	2023	2022	Amount	Percent
Net cash used in operating activities	$(3,565)	$(1,249)	(2,316)	n.m.
Net cash used in investing activities	(6,815)	(19,103)	12,288	(64.3)%
Net cash provided by financing activities	1,347	27,448	(26,101)	(95.1)%
Effect of foreign exchange rates on cash	1,691	(653)	2,344	n.m.
Net increase (decrease) in cash	$(7,342)	$6,443	$(13,785)	n.m.

n.m. = not meaningful

Operating Activities

Net cash used in operating activities increased by $2.3 million primarily resulting from an increase in net loss after adjustments to reconcile net loss to cash flows from operations of $(10.2) million, offset by a favorable fluctuation in working capital of $7.9 million. Net loss after adjustments to reconcile net loss to cash flows from operations increased due to a reduction of costs eligible for capitalization related to the B2B segment, and a decrease in our contractual revenue rates relating to the expiration of an exclusivity period with a B2B customer.

Investing Activities

Net cash used in investing activities decreased by $12.3 million primarily as a result a reduction of costs eligible for capitalization related to the B2B segment of $6.7 million. Additionally, there were $6.0 million in cash payments to third-party gambling content providers for the rights to use and distribute their online gaming content in North America made in the prior year that did not recur, and a decrease of $0.7 million in cash payments for gaming licenses. These decreases were offset by an increase in purchases of property, plant and equipment resulting from our investment in a new B2C headquarters in Europe.

Financing Activities

Net cash provided by financing activities decreased by $26.1 million primarily due to $27.6 million net cash proceeds associated with the Credit Facility, net of issuance costs received in the prior year, compared to the $1.6 million net cash proceeds associated with the amendment of the Credit Facility received in the current year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GAN Limited

Irvine, California

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GAN Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAN LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$38,578	$45,920
Accounts receivable, net of allowance for doubtful accounts of $244 and $250 at December 31, 2023 and December 31, 2022, respectively	11,417	13,808
Prepaid expenses	3,344	4,861
Other current assets	3,202	3,041
Total current assets	56,541	67,630

Capitalized software development costs, net	8,370	6,749
Intangible assets, net	12,358	24,955
Operating lease right-of-use assets, net	4,340	234
Other assets	5,895	3,512
Total assets	$87,504	$103,080

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,971	$6,437
Accrued compensation and benefits	7,849	8,750
Accrued content license fees	4,024	2,214
Liabilities to users	10,185	10,683
Current operating lease liabilities	804	195
Other current liabilities	6,891	4,253
Total current liabilities	36,724	32,532

Deferred income taxes	3,793	4,218
Long-term debt	42,189	28,157
Content licensing liabilities	—	15,280
Non-current operating lease liabilities	3,577	—
Other liabilities	5,825	2,125
Total liabilities	92,108	82,312
Commitments and contingencies (Note 17)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 45,071,578 and 42,894,211 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	451	429
Additional paid-in capital	336,552	328,998
Accumulated deficit	(309,305)	(274,861)
Accumulated other comprehensive loss	(32,302)	(33,798)
Total shareholders’ equity (deficit)	(4,604)	20,768
Total liabilities and shareholders’ equity (deficit)	$87,504	$103,080

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022

Revenue	$129,419	$141,528

Operating costs and expenses
Cost of revenue (1)	38,700	41,634
Sales and marketing	28,972	28,303
Product and technology	38,243	35,195
General and administrative (1)	36,657	37,848
Impairment	—	166,010
Restructuring	—	1,771
Depreciation and amortization	17,161	23,276
Total operating costs and expenses	159,733	334,037
Operating loss	(30,314)	(192,509)
Other loss, net	3,992	1,047
Loss before income taxes	(34,306)	(193,556)
Income tax expense	138	3,942
Net loss	$(34,444)	$(197,498)

Loss per share, basic and diluted	$(0.78)	$(4.66)

Weighted average ordinary shares outstanding, basic and diluted	44,180,600	42,359,523

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2023	2022

Net loss	$(34,444)	$(197,498)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	1,496	(14,222)
Comprehensive loss	$(32,948)	$(211,720)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Capital	Shares	Deficit	Loss	(Deficit)

Balance at January 1, 2022	42,250,743	$422	$319,551	$—	$(76,360)	$(19,576)	$224,037
Net loss	—	—	—	—	(197,498)	—	(197,498)
Foreign currency translation adjustments	—	—	—	—	—	(14,222)	(14,222)
Share-based compensation	—	—	7,611	—	—	—	7,611
Accrued liability settled through issuance of shares	—	—	913	—	—	—	913
Restricted share activity	471,489	5	134	—	—	—	139
Repurchase of restricted shares to pay tax liability	(140,141)	(1)	(268)	—	—	—	(269)
Repurchases of ordinary shares	(303,113)	—	—	(1,006)	—	—	(1,006)
Ordinary share retirement	—	(3)	—	1,006	(1,003)	—	—
Issuance of ordinary shares upon exercise of share options	375,416	4	718	—	—	—	722
Issuance of ordinary shares upon ESPP purchases	239,817	2	339	—	—	—	341
Balance at December 31, 2022	42,894,211	$429	$328,998	$—	$(274,861)	$(33,798)	$20,768
Net loss	—	—	—	—	(34,444)	—	(34,444)
Foreign currency translation adjustments	—	—	—	—	—	1,496	1,496
Share-based compensation	—	—	5,246	—	—	—	5,246
Restricted share activity	829,895	8	306	—	—	—	314
Repurchase of restricted shares to pay tax liability (Note 9)	(142,004)	(1)	(212)	—	—	—	(213)
Issuance of ordinary shares upon exercise of share options	181,516	1	201	—	—	—	202
Issuance of ordinary shares upon ESPP purchases	57,960	1	63	—	—	—	64
Issuance of ordinary shares in connection with Content Provider Agreement	1,250,000	13	1,950	—	—	—	1,963
Balance at December 31, 2023	45,071,578	$451	$336,552	$—	$(309,305)	$(32,302)	$(4,604)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(34,444)	$(197,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	15,513	21,747
Depreciation on property and equipment and finance lease right-of-use assets	1,648	1,529
Non-cash interest and amortization of debt discount and debt issuance costs	3,978	582
Share-based compensation expense	5,397	7,070
Gain on extinguishment of content liability	(9,717)	—
Loss on extinguishment of debt	8,784	—
Change in fair value of synthetic equity	(830)	—
Impairment	—	166,010
Change in contingent consideration	—	(3,000)
Deferred income tax	(568)	3,250
Other	(100)	147
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,619	(5,934)
Prepaid expenses	1,593	(1,320)
Other current assets	741	41
Other assets	(473)	3,114
Accounts payable	382	1,383
Accrued compensation and benefits	(1,140)	(1,708)
Accrued content license fees	(464)	—
Liabilities to users	(861)	2,199
Other current liabilities	2,612	(939)
Other liabilities	1,765	2,078
Net cash used in operating activities	(3,565)	(1,249)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(3,309)	(10,058)
Payments for content licensing arrangements	—	(6,000)
Purchases of gaming licenses	(411)	(1,115)
Purchases of property and equipment	(3,095)	(1,930)
Net cash used in investing activities	(6,815)	(19,103)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	42,000	30,000
Paydown of debt principle	(30,000)	—
Payment of premiums on debt extinguishment	(7,267)	—
Payment of debt issuance costs	(3,137)	(2,425)
Proceeds from exercise of share options	202	722
Proceeds from issuance of ordinary shares upon ESPP purchase	66	341
Repurchases of ordinary shares	—	(1,006)
Repurchase of restricted shares to pay tax liability	(517)	(184)
Net cash provided by financing activities	1,347	27,448

Effect of foreign exchange rates on cash	1,691	(653)

Net increase (decrease) in cash	(7,342)	6,443
Cash, beginning of period	45,920	39,477
Cash, end of period	$38,578	$45,920

Supplemental Cash Flow Information
Cash paid (proceeds) for:
Interest	$1,068	$2,444
Income taxes	(268)	728
Intangible assets acquired in business acquisition included in current and long-term liabilities	—	24,876
Accrued liability settled through issuance of shares	—	913
Right-of-use asset obtained in exchange for new operating lease liabilities	4,718	—
Contract asset and contingent liability related to synthetic equity	1,143	—

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 – NATURE OF OPERATIONS

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

On November 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SEGA SAMMY CREATION INC., a Japanese corporation (“SEGA SAMMY CREATION”), and Arc Bermuda Limited, a Bermuda exempted company limited by shares and a wholly-owned subsidiary of SEGA SAMMY CREATION (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of SEGA SAMMY CREATION (the “Merger”). SEGA SAMMY CREATION and Merger Sub are affiliates of SEGA SAMMY HOLDINGS, INC.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger, and as a result of the Merger (and without any action on the part of SEGA SAMMY CREATION, Merger Sub, the Company or any holder thereof):

●	each of the Company’s ordinary shares issued immediately prior to the effective time of the Merger (other than shares held by SEGA SAMMY CREATION or Merger Sub, by the Company as a treasury share or by any person who properly asserts dissenters’ rights under Bermuda law) will be converted into the right to receive an amount in cash equal to $1.97 per share, without interest and subject to any applicable tax withholding (the “Merger Consideration”);

●	each of the Company’s outstanding restricted shares (whether vested or unvested) at the time of the Merger will become vested in full and non-forfeitable and will be converted into the right to receive the Merger Consideration;

●	each of the Company’s outstanding restricted share units (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the Merger Consideration and (b) the number of Company ordinary shares subject to such restricted share unit; and

●	each of the Company’s outstanding options to acquire the Company ordinary shares (whether vested or unvested) at the effective time of the Merger will become vested in full and will be automatically cancelled in exchange for the right to receive a single lump sum cash payment, without interest and subject to any applicable tax withholding, equal to the product of (a) the excess, if any, of the Merger Consideration over the exercise price per share of the option and (b) the number of Company ordinary shares issuable upon the exercise in full of such option.

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

On February 13, 2024, the Company held a special general meeting of the shareholders of the Company to consider and vote upon the Merger Agreement, at which the shareholders approved the Merger Agreement.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2023, the Company completed a reorganization which resulted in the Company reclassifying its operating expenses between the sales and marketing, product and technology, and general and administrative.

The following table provides the impact of operating expense reclassification for the year ended December 31, 2022.

	For the Year Ended
	December 31, 2022
	As previously	Impact of operating	As currently
	reported	expense reclassification	reported
Operating expenses
Sales and marketing	$28,095	$208	$28,303
Product and technology	26,345	8,850	35,195
General and administrative (1)	46,906	(9,058)	37,848
Total operating expenses	$101,346	$—	$101,346

(1)	Excludes depreciation and amortization expense.

Liquidity

The accompanying consolidated financial statements have been prepared on the going concern basis. As of December 31, 2023, the Company had an accumulated deficit of $309.3 million, with cash of $38.6 million and liabilities to users of $10.2 million. During the year ended December 31, 2023, the Company incurred a net loss of $34.4 million. The Company used $3.6 million of cash in operations during the year ended December 31, 2023. In April 2022, a subsidiary of the Company entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”).

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

In the fourth quarter of 2022, the Company initiated plans to address its liquidity needs and improve its operations and cash position by (i) reducing and deferring personnel and operational costs for non-strategic initiatives, (ii) amending the Credit Facility to reduce cash interest obligations and amend financial covenants, (iii) identifying sources of additional capital, (iv) continuing investment in the growth areas of the Company’s consolidated operations, (v) continuing cost saving initiatives first implemented during the year ended December 31, 2022, and (vi) initiating a strategic review process to assess a range of strategic alternatives.

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023, and represented a cure of any events of default under the Credit Facility and thereby prevented any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the ability to meet its current obligations as they come due for at least one year from the issuance of the consolidated financial statements. The Company was in compliance with all financial covenants associated with its Credit Facility as of December 31, 2023, however given the Company’s cash flow and net losses for the year ended December 31, 2023, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility. We expect to maintain compliance for at least one year from the issuance of the consolidated financial statements.

To the extent that the Company’s current resources, including its ability to generate operating cash flows, are insufficient to satisfy its cash requirements, the Company may seek additional equity or debt financing. The Company’s ability to do so depends on prevailing economic conditions and other factors, many of which are beyond management’s control. The Company does not currently have any such credit facilities or similar debt arrangements in place, outside of the Amended Credit Facility as described above, and cannot provide any assurance as to the availability or terms of any additional future financing that it may require to support its operations. If the needed financing is not available, or if the terms of financing are less desirable than expected, the Company may be forced to decrease its level of investment in new products and technologies, discontinue further expansion of the business, or scale back its existing operations, any of which could have an adverse impact on the Company and its financial prospects.

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar while the Company’s foreign subsidiaries use their local currencies as their functional currencies. The assets and liabilities of foreign subsidiaries are translated to U.S. Dollars based on the current exchange rate prevailing at each reporting period. Revenue and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from their functional currency to U.S. Dollars are reported as a separate component of accumulated other comprehensive loss in shareholders’ equity (deficit).

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $2,104 and $969 for the years ended December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $30.7 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At December 31, 2023, the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $48.6 million which the Company expects to satisfy $34.7 million within the next five-year period, and the remaining over a ten-year period.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At December 31, 2023 and 2022, the Company recorded a liability due to its customers for their share of the fees of $1,994 and $1,628, respectively, within other current liabilities in the consolidated balance sheets.

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

Revenue from B2C Gaming Operations

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 6,000 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the consolidated balance sheets and are not subject to creditor claims. At December 31, 2023 and 2022, the related liabilities to users were $10,185 and $10,683, respectively.

Accounts Receivable, net

Accounts receivable are stated at invoiced amounts and are unsecured, non-interest bearing and generally have 30-day payment terms.

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts expected to be collected. Management estimates the allowance for doubtful accounts by assessing the probability of non-payment of the receivable. On confirmation that the account receivable will not be collected, the gross carrying value of the asset is written off against the related allowance for doubtful accounts. Due to the nature of our customer population, the provision for credit losses has primarily been based on specific identification and has not been significant historically. The provision for credit losses on accounts receivable is recorded in general and administrative expense in the accompanying consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The activity in the allowance for doubtful accounts was as follows:

	Year Ended
	December 31,
	2023	2022
Beginning balance	$250	$120
Provision for expected credit losses	(6)	(34)
Write-offs, net of recoveries	—	164
Ending balance	$244	$250

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

In December 2022, the Company revised its long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. As a result, the Company identified negative market indicators and trends related to the value of its reporting units. These events and circumstances indicated impairment may be probable and an additional quantitative goodwill impairment assessment as of December 31, 2022 was performed.

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

As a result of its impairment test performed as of December 31, 2022, the Company recognized an impairment to goodwill of $108.0 million. During the year ended December 31, 2022, the Company recognized total impairment to goodwill of $136.9 million. No such impairment was recognized during the year ended December 31, 2023, as the balance was fully impaired in the prior year.

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

In December 2022, the Company revised long-range plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. In connection with these initiatives, the Company began planning to sunset certain of its legacy GameSTACK technology (the “Legacy Technology”) following the launch of GAN Sports and the rollout of newer GameSTACK technology developed after its acquisition of Coolbet. These events and circumstances indicated that the carrying amount of the Company’s long-lived assets may not be recoverable and the Company tested these assets for impairment. During the year ended December 31, 2022 the Company recognized an impairment to its intangible assets and capitalized software development costs of $19.1 million and $10.0 million, respectively. There were no such triggering events during the year ended December 31, 2023. Refer to Note 5 – Capitalized Software Development Costs, net and Note 6 – Goodwill and Intangible Assets for further detail.

Liabilities to Users

The Company records liabilities for user account balances. User account balances consist of user deposits, promotional awards and user winnings less user withdrawals and user losses.

Legal Contingencies and Litigation Accruals

On a quarterly basis, the Company assesses potential losses in relation to pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Estimates of any such loss are subjective in nature and require the evaluation of numerous facts and assumptions as to future events, including the application of legal precedent which may be conflicting. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, the Company’s financial results will increase or decrease accordingly. Legal costs associated with loss contingencies are expensed as incurred.

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

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include synthetic equity liability due to a customer. See Note 17 – Commitments and Contingencies for further detail. The instrument includes Level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand disclosures about a public entity’s reportable segments and require more enhanced information about a reportable segment’s significant expenses, interim segment profit or loss, and a description of how a public entity’s chief operating decision marker uses reported segment profit or loss information in assessing segment performance and allocated resources. The amendments clarify that a single reportable segment entity must apply ASC 280 in its entirety. The update will be effective for the annual periods beginning after December 15, 2023, or interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid information. The update will be effective for annual periods beginning after December 15, 2024 and is applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2025, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and disclosures.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 – ACQUISITION

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

The amended and restated Agreement is accounted for as a business combination as the assets acquired and the liabilities assumed under the arrangement constitute a business in accordance with ASC 805, Business Combinations. Consideration transferred is comprised of the present value of the Company’s total expected fixed payments under the Agreement, the net assets recognized under the original agreement, as well as a contingent consideration. The total consideration transferred was $24.9 million.

In December 2022, the Company identified indicators of impairment associated with the identified intangible assets recorded as part of the business combination. The Company recognized an impairment of $19.1 million associated with the content licensing arrangement. As of December 31, 2023, the value of intangible assets associated with the business combination was $1.1 million, and amortization recognized for the year ended December 31, 2023 was $0.5 million.

On March 29, 2023, the Company amended and restated its Content Licensing agreement (the “Amended Agreement”) with the Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement by $15.0 million. Under the Amended Agreement, the fixed fee payment schedule was adjusted such that the remaining $4.0 million payable is due in equal installments of $0.2 million per calendar month, with the first installment due April 2023. The remaining $1.5 million outstanding at the expiration of the Amended Agreement will be reconciled against amounts payable by the Content Provider to the Company for revenue generated from the Company’s distribution of content. In consideration for the execution of the Amended Agreement, in March 2023 the Company entered into a Subscription Agreement with the Content Provider, under which the Content Provider subscribed to 1,250,000 of the Company’s ordinary shares. As of December 31, 2023, the remaining liability was $2.2 million recorded in content licensing liabilities within the consolidated balance sheets.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the consolidated balance sheets at December 31, 2023 and 2022 and consisted of the following:

	Estimated Useful	December 31,	December 31,
	Life (in years)	2023	2022
Fixtures, fittings and equipment	3 - 5	$5,052	$4,136
Platform hardware	5	2,251	2,313
Total property and equipment, cost		7,303	6,449
Less: accumulated depreciation		(3,144)	(3,599)
Total		$4,159	$2,850

Depreciation expense related to property and equipment was $1,648 and $1,427 for the years ended December 31, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Capitalized software development costs	$10,759	$6,857
Development in progress	494	732
Total capitalized software development, cost	11,253	7,589
Less: accumulated amortization	(2,883)	(840)
Total	$8,370	$6,749

In December 2022, the Company revised its long-range plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. In connection with these initiatives, the Company began planning to sunset certain of its legacy GameSTACK technology (the “Legacy Technology”) following the launch of GAN Sports and the rollout of newer GameSTACK technology developed after its acquisition of Coolbet. These events and circumstances indicated that the carrying amount of the Company’s capitalized development costs may not be recoverable and the Company tested these long-lived assets for impairment.

The Company compared the undiscounted cash flows expected from capitalized development cost asset groups over their remaining useful lives and determined the Legacy Technology was not recoverable. During the year ended December 31, 2022, the Company recognized an impairment to its capitalized software development costs of $10.0 million. This amount represented the full carrying amount of its Legacy Technology assets as the Company determined the fair value of these assets to be zero due to significant uncertainties surrounding the Company’s ability to market and sell the Legacy Technology to external market participants. There was no such impairment to capitalized development costs during the year ended December 31, 2023.

At December 31, 2023, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $1,972 and $6,166 for the years ended December 31, 2023 and 2022, respectively.

Note 6 – GOODWILL AND INTANGIBLE ASSETS

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

In December 2022, the Company revised its long-term plan as a result of material reductions in its expected future cash flows from its B2B segment, a strategic decision not to pursue and invest further in its original content strategy, and a re-assessment of its growth strategy related to its B2C segment. As a result, the Company identified negative market indicators and trends related to the value of its reporting units which resulted in a downward revision to its 2023 budget and long-range plan. These events and circumstances indicated impairment may be probable and an additional quantitative goodwill impairment assessment as of December 31, 2022 was performed.

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

During the year ended December 31, 2022, the Company recognized total impairment to goodwill of $136.9 million. As goodwill was written off in the prior year, no such impairment was recognized during the year ended December 31, 2023.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	5.0	$34,669	$(28,711)	$5,958
Customer relationships	3.3	6,977	(5,835)	1,142
Trade names and trademarks	10.0	5,549	(1,889)	3,660
Gaming licenses	5.4	3,617	(2,019)	1,598
		$50,812	$(38,454)	$12,358

	Weighted	December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	3.9	$33,443	$(17,570)	$15,873
Customer relationships	3.1	6,788	(3,426)	3,362
Trade names and trademarks	10.0	5,347	(1,312)	4,035
Gaming licenses	6.7	3,149	(1,464)	1,685
		$48,727	$(23,772)	$24,955

In March 2023, the Company amended and restated its Content Licensing Agreement with the Content Provider which resulted in a reduced contract term. Accordingly, the Company evaluated the ongoing value of the intangible assets associated with its content licensing arrangement. Based on this evaluation, the Company determined that the third-party content licenses with a carrying amount of $18.4 million were no longer recoverable and wrote them down in full. Additionally, the Company determined that the related customer relationships intangible assets with a carrying amount of $2.3 million were no longer recoverable and wrote them down to their estimated fair value of $1.6 million. All amounts were recorded within the results reported for the year ending December 31, 2022.  Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820 as well as expected contract term. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because negotiations have not yet concluded, it is reasonably possible that the estimate of the expected future cash flows may change in the near term resulting in the need to adjust the determination of fair value.

Amortization expense related to intangible assets was $13,543 and $15,581 for the years ended December 31, 2023 and 2022, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
2024	$3,036
2025	3,009
2026	2,553
2027	1,954
2028	1,806
Total	$12,358

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7 – DEBT

On April 26, 2022, a subsidiary of the Company entered into the Credit Facility which provided for $30.0 million in aggregate principal amount of secured term loans with a floating interest rate of 3-month SOFR (subject to a 1% floor) + 9.5%. The Credit Facility had a maturity date of October 26, 2026 and was fully guaranteed by the Company. There were no scheduled principal payments due under the Credit Facility until maturity. Interest payments were payable in arrears on the last business day of each calendar quarter and at the maturity date.

The Company incurred $2.4 million in debt issuance costs during the year ended December 31, 2023 in connection with the Credit Facility, which have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million.

Subsequent Amendments

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive all events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023, and represented a cure of any events of default under the Credit Facility and thereby prevented any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause.

The Amended Credit Facility matures on the third anniversary of its effective date and is fully guaranteed by the Company. There are no scheduled principal payments due under the Amended Credit Facility until maturity. The principal balance, accrued PIK interest, and an exit fee of 2.5% are due at maturity. The Amended Credit Facility stipulates that outstanding amounts will mature and be due and payable on the third anniversary of its effective date, or in the event of a change in control transaction. The Company incurred $7.3 million in prepayment premiums as part of the settlement of the Credit Facility, and an additional $3.1 million in debt issuance costs in connection with the Amended Credit Facility. The Amended Credit Facility contains customary negative covenants, a financial covenant requiring minimum liquidity of $10.0 million, as well as other financial covenants to be tested solely in the event the Company raises junior debt during the term of the Amended Credit Facility.

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of December 31, 2023
Credit Facility
Principal	10.22%	$44,642
Less unamortized debt issuance costs		(2,453)
Long-term debt, net		$42,189

During the years ended December 31, 2023 and 2022, the Company incurred interest expense of $4,720 and $3,026, respectively, of which $1,010 and $582 relates to the amortization of debt issuance costs.

Note 8 – SHAREHOLDERS’ EQUITY

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

During the years ended December 31, 2023 and 2022, the Company issued an aggregate of 181,516 and 375,416 ordinary shares for the exercise of share options for gross proceeds of $202 and $722, respectively.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 – SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At December 31, 2023, the 2020 Plan provided for grants of up to 9,275,342 ordinary shares and there were 1,287,808 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the year ended December 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	3,447,155	$9.12	6.59	$1,139
Granted	612,081	0.01
Exercised	(181,516)	1.12
Forfeited/expired or cancelled	(1,197,530)	13.36
Outstanding at December 31, 2023	2,680,190	$5.69	6.43	$1,877
Options exercisable at December 31, 2023	1,737,271	$7.21	5.18	$620

The Company recorded share-based compensation expense related to share options of $2,538 and $3,194 for the years ended December 31, 2023 and 2022, respectively. Such share-based compensation expense for the years ended December 31, 2023 and 2022 was recorded net of capitalized software development costs of $195 and $306, respectively. At December 31, 2023, there was total unrecognized compensation cost of $3,017 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During the years ended December 31, 2023 and 2022, the Company received proceeds from the exercise of stock options of $202 and $722, respectively, and the aggregate intrinsic value of those stock options exercised was $620 and $485, respectively.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the year ended December 31, 2023, the Board of Directors approved the issuance of options to purchase 612,081 ordinary shares to employees under the 2020 Plan, including 612,081 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $1.76 and $3.89 for the years ended December 31, 2023 and 2022, respectively. The grant date fair value of each share option grant was determined using the following weighted average assumptions:

	Year Ended
	December 31,
	2023	2022
Expected share price volatility	n.m.	55.03%
Expected term (in years)	n.m.	4.26
Risk-free interest rate	n.m.	1.36%
Dividend yield	0%	0%

For options granted during the year ended December 31, 2023, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled.

Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding. In the current year, volatility, term, and risk-free interest rate were not meaningful inputs as all options were $0.01, and therefore the value of the options were equal to the underlying value of the shares for the Company’s European based employees.

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

In August 2023, the Board of Directors approved the issuance of 705,556 restricted share units to its non-employee directors and employees. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that vesting of any outstanding restricted share units will be prorated for employees if their employment terminates after the first anniversary of the grant date.

In October 2023, the Board of Directors approved the issuance of 275,000 restricted share units to the Company’s recently appointed Interim Chief Executive Officer. The restricted share units vest over four years from the date of grant. The terms of the awards stipulate that the equity awards shall accelerate and become fully vested, non-forfeitable, and exercisable in the event that the Interim Chief Executive Officer is terminated without cause or resigns for good reason.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the consolidated balance sheets. During the year ended December 31, 2023, 401,735 restricted stock units held by the Company’s officers and non-employee directors vested and the Company repurchased 138,134 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $2,678 and $3,553 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was total unrecognized compensation cost of $4,801 related to nonvested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.06 years.

A summary of the restricted share unit activity as of and for the year ended December 31, 2023 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	1,171,371	$5.43
Granted	2,285,949	1.55
Vested	(829,895)	3.16
Forfeited/expired or cancelled	(415,181)	4.23
Outstanding at December 31, 2023	2,212,244	$2.49

Restricted Share Awards

In December 2021, the Company issued 51,654 restricted ordinary shares to the selling shareholders of Silverback Gaming. The restricted share awards vest one-third on the acquisition date and one-third on each of the first and second anniversary dates. The restricted share awards were issued with a grant date fair value of $9.68 per share.

The Company recorded share-based compensation expense related to the restricted share awards of $152 and $167 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, all compensation cost was recognized upon vesting of shares granted. The total fair value of the restricted share awards that vested during the year ended December 31, 2023 was $166.

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

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company suspended its ESPP in February 2023. The Company issued 57,960 shares under the ESPP during the year ended December 31, 2023. During the year ended December 31, 2023, the Company recognized share-based compensation expense of $18 related to the ESPP.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 – DEFINED BENEFIT CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $729 and $579 for the years ended December 31, 2023 and 2022, respectively.

Note 11 – LOSS PER SHARE

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

	Year Ended
	December 31,
	2023	2022
Share options	2,680,190	3,447,155
Restricted shares	—	17,218
Restricted share units	2,212,244	1,171,371
Total	4,892,434	4,635,744

Note 12 – REVENUE

The following table reflects revenue recognized for the years ended December 31, 2023 and 2022 in line with the timing of transfer of services:

	Year Ended
	December 31,
	2023	2022
Revenue from services delivered at a point in time	$86,386	$88,331
Revenue from services delivered over time	43,033	53,197
Total	$129,419	$141,528

Contract Assets

The Company has a contract asset related to its synthetic equity arrangement with a customer that was executed on March 30, 2023. The balance of $1,133 is recorded within other assets on the consolidated balance sheets and is amortized as contra-revenue over the life of the customer contract of 10 years.

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

In August 2023, WSI US, LLC (“WynnBet”) notified the Company of its intent to modify its multi-state revenue contract with the Company and, in November 2023, the Company completed its negotiations with WynnBet (the “WynnBet modification”). The results of the renegotiation were primarily to amend performance obligations such that (i) certain states that did not launch at the modification date would be formally terminated, (ii) certain states that launched prior to the modification date would have the term reduced, and (iii) states such as Nevada, Massachusetts and New York would renegotiate under more favorable commercial terms. The total consideration allocated to these modifications was $5.0 million which was paid in November 2023. In addition, WynnBet, agreed to terms for the state of Michigan governed by a separate revenue arrangement that provided WynnBet with an optional performance obligation for either migration services or termination rights, at their choosing, of $5.0 million. Additional consideration was provided related to the Company’s right of first refusal to obtain WynnBet’s operation in the state of Michigan amounting to $1.8 million. As of December 31, 2023, WynnBet did not exercise any optional items related to Michigan.

The Company determined that the remaining performance obligations related to each state that either already launched or would launch under the modified agreement, and allocated the $5.0 million consideration based on the estimated value attributable to each remaining performance obligation to be recognized over the remaining term.

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Year Ended
	December 31,
	2023	2022
Contract liabilities from advance customer payments, beginning of the period	$2,117	$1,874
Contract liabilities from advance customer payments, end of the period (1)	7,873	2,117
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	932	841

(1)	Contract liabilities from advance customer payments, end of period consisted of $3,490 and $913 recorded in other current liabilities in the consolidated balance sheets at December 31, 2023 and 2022, respectively and $4,383 and $1,204 recorded in other liabilities in the consolidated balance sheet at December 31, 2023 and 2022, respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 13 – SEGMENT REPORTING

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

Summarized financial information by reportable segments for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31,
	2023			2022
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$43,154	$86,265	$129,419	$54,045	$87,483	$141,528
Cost of revenue (1)	8,424	30,276	38,700	11,248	30,386	41,634
Segment contribution	$34,730	$55,989	$90,719	$42,797	$57,097	$99,894

(1)	Excludes depreciation and amortization expense

During the years ended December 31, 2023 and 2022, one customer in the B2B segment individually accounted for 16.4% and 20.9% of total revenue, respectively.

The following table presents a reconciliation of segment contribution to the consolidated loss before income taxes for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Segment contribution (1)	$90,719	$99,894
Sales and marketing	28,972	28,303
Product and technology	38,243	35,195
General and administrative (1)	36,657	37,848
Impairment	—	166,010
Restructuring	—	1,771
Depreciation and amortization	17,161	23,276
Other loss, net	3,992	1,047
Loss before income taxes	$(34,306)	$(193,556)

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Year Ended
	December 31,
	2023	2022
B2B:
Platform and content license fees	$31,466	$43,519
Development services and other	11,688	10,526
Total B2B revenue	43,154	54,045

B2C:
Sportsbook	33,315	37,902
Casino	50,035	46,888
Poker	2,915	2,693
Total B2C revenue	86,265	87,483
Total revenue	$129,419	$141,528

Revenue by location of the customer for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended
	December 31,
	2023	2022
United States	$31,758	$45,615
Europe	47,788	45,092
Latin America	39,935	44,078
Rest of the world	9,938	6,743
	$129,419	$141,528

Note 14 – INCOME TAXES

GAN Limited was incorporated in Bermuda solely for the purpose of acting as the new group parent company and public vehicle for investors. Bermuda, the Company’s country of domicile, imposes no taxes on profits, income, dividends, or capital gains.

The Company’s loss before income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended
	December 31,
	2023	2022
Domestic	$5,897	$5,504
Foreign	28,409	188,052
Loss before income taxes	$34,306	$193,556

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of income tax expense (benefit) for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended
	December 31,
	2023	2022
Current:
Domestic	$—	$—
U.S. Federal and State	66	48
Foreign	1,089	644
Total current expense	1,155	692
Deferred:
Domestic	—	—
U.S. Federal and State	—	864
Foreign	(1,017)	2,386
Total deferred expense (benefit)	(1,017)	3,250
Total income tax expense	$138	$3,942

The following is a reconciliation of income taxes computed at the statutory income tax rate to the Company’s income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Income (loss) before income taxes multiplied by the statutory tax rate of 0%	$—	$—
Effects of tax rates in foreign jurisdictions	(5,445)	(19,629)
Share-based compensation	1,154	802
Nondeductible officers compensation	—	660
Valuation allowance	3,430	10,200
Unrecognized tax benefit	193	674
Change in tax rates	300	—
Foreign withholding taxes	192	8
Goodwill impairment	—	148
Return to provision	(647)	6,805
Tax on unremitted earnings	(6)	325
Foreign Tax Credit	(84)	3,030
Other	1,051	919
Total income tax expense	$138	$3,942

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$20,199	$13,533
Share-based compensation	971	1,314
Fixed assets and intangibles	2,608	8,178
Accruals and allowances	276	299
Interest	4,487	998
Other	88	13
Total deferred tax assets	28,629	24,335
Valuation allowance	(28,244)	(24,094)
Total deferred tax assets, net of valuation allowance	385	241

Deferred tax liabilities:
Fixed assets and intangibles	(479)	(1,157)
Prepayments	(57)	(37)
Tax on unremitted earnings	(3,431)	(3,061)
Other	(57)	(13)
Total deferred tax liabilities	(4,024)	(4,268)
Net deferred tax liabilities	$(3,639)	$(4,027)

The net deferred tax liability of $3,639 agrees to the balance sheet when considering the noncurrent deferred tax liability presented of $3,793 and the noncurrent deferred tax asset of $154 presented in other assets on the consolidated balance sheets.

At December 31, 2023 and 2022, the Company’s valuation allowance was $28,244 and $24,094, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets, such as cumulative income and losses from prior years, and make an assessment of the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on the U.S. and foreign deferred tax assets that were not deemed realizable based upon the weight of the objectively verifiable negative evidence of cumulative losses over the recent three-year period.

During 2023, we increased our valuation allowance by $4,150 to $28,244. Changes in 2023 in the valuation allowance primarily due to current U.S. and foreign losses generated, as well as nondeductible U.S. interest. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s forecast for growth.

At December 31, 2023, the Company had federal, state, and foreign cumulative net operating loss carryforwards generated of $24,720, $25,751 and $53,459, respectively, on a gross basis. The federal net operating loss carryforwards do not expire. The state net operating loss carryforwards will begin to expire in 2027 if not utilized. The majority of the foreign net operating loss carryforwards do not expire. At December 31, 2023, the Company had federal and state U.S. interest limitation carryforward of $17,131 and $13,384, respectively, on a gross basis. The federal and state U.S. interest limitation carryforwards do not expire.

As of December 31, 2023, the Company has determined it cannot indefinitely reinvest any of its unremitted foreign earnings and has accrued $3,431 of deferred foreign taxes. This amount mainly relates to its earnings in Estonia where taxation is postponed until the profits are distributed as dividends.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
	2023	2022
Unrecognized tax benefits — January 1	$766	$197
Additions for tax positions taken in a prior year	395	470
Additions for tax positions taken in current year	197	142
Reductions for tax positions taken in the prior year due to statutes lapsing	(7)	(4)
Other reductions for tax positions taken in the prior year	(1)	(39)
Unrecognized tax benefits — December 31	$1,350	$766

The liability for unrecognized tax benefits, including potential interest and penalties, were recorded within other liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, we had accrued interest and penalty expense related to uncertain tax positions of $253 and $176, respectively, net of income tax benefits. The provision for income taxes for December 31, 2023 and 2022 included interest and penalty expense related to uncertain tax provisions of $76 and $124, respectively net of income tax benefits.

The Company, including its subsidiaries, files tax returns with U.S. and foreign jurisdictions. The Company is subject to U.K. examinations by tax authorities for the 2021 and 2022 tax years, although the Company has loss carryforwards from prior years that may still be adjusted. The Company is subject to U.S. examinations by federal tax authorities for years 2020 to 2022 and by state tax authorities for years 2019 to 2022. The tax returns in Malta, Israel, Bulgaria, and Mexico are still within the examination window of the local tax authorities. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company’s earnings. If recognized, the total amount of unrecognized tax benefits would impact the effective tax rate for calendar years 2023 and 2022 by $894 and $766, respectively.

Note 15 – RESTRUCTURING

In January 2022, we implemented a strategic reduction of our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment. As a result of this initiative, we incurred $1.8 million in restructuring charges related to this plan during the year ended December 31, 2022, which are primarily related to employee severance pay and related costs. The Company had completed its restructuring plan in 2022 and there were no unpaid restructuring charges as of December 31, 2022.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 16 – LEASES

The company determines if an arrangement is a lease and classified as operating or finance lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At December 31, 2023, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term. The Company elected to record short-term lease costs on a straight-line basis over the term of the leases related to its shared work space facilities primarily in the United States and London, and incurred $547 and $1,138 for the years ended December 31, 2023 and 2022, respectively.

		As of
		December 31, 2023	December 31, 2022
Leases	Classification
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$4,340	$234

Liabilities
Current	Operating lease liabilities	$804	$195
Non-current	Operating lease liabilities – non-current	3,577	—
Total lease liabilities		$4,381	$195

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $378 and $1,033, at December 31, 2023 and December 31, 2022, respectively.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The incremental borrowing rate is based on the Company’s credit rating based on its market valuation metrics and corporate yield curves observed for public companies with similar credit ratings.

Operating lease costs were $805 and $489 for the years ended December 31, 2023 and 2022, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
2024	$1,174
2025	1,174
2026	1,174
2027	1,174
2028	662
Total lease payments	5,358
Less: future interest costs	977
Present value of lease liabilities	$4,381

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Other information related to leases as of and for the years end December 31, 2023 and 2022 was as follows:

	Year Ended
	December 31,
	2023	2022
Operating lease weighted-average remaining lease term (years)	4.5	0.8
Operating lease weighted-average discount rate	9.0%	4.8%

Cash paid for the amounts included in the measurement of operating lease liabilities	$726	$476

Note 17 – COMMITMENTS AND CONTINGENCIES

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements grant the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers was committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company was required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees were to be paid systematically over the initial five-year terms. Additional payments could be required if the Company’s total revenue generated from the licensed content exceed certain stipulated annual and cumulative thresholds during the contract term. Under the terms of the Agreements, the Content Providers were required to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next, scheduled $3.0 million payment. In March, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement, and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the statement of operations for the years ended December 31, 2023.

On March 29, 2023, the Company amended and restated its Content Licensing Agreement with the other Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement. At December 31, 2023 the present value of the remaining fixed fee payments remaining under the agreement of $2.2 million is recorded in accrued content license fees in the consolidated balance sheet.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of December 31, 2023, and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On September 12, 2023, the Supreme Court of Chile issued a ruling requiring one telecommunication company to block 23 iGaming websites. The ruling relates specifically to one local internet service provided (“ISP”) and a state-owned land-based casino which holds the rights to offer online sports betting (the “Local Provider”). The order to block the websites only applied to the 23 specific URL addresses mentioned in the legal action. The Local Provider’s legal action was based on a “protection recourse” filing, and assert that the Local Provider’s constitutional right to maintain a legal monopoly over sports betting was infringed upon. The Supreme Court of Chile’s ruling only affected the named parties of the case, and did not establish legal precedent. In response to the ruling, the Company modified the URL and resumed operations.

On December 12, 2023, the Chamber of Deputies Hall held a legislative discussion on a bill that regulates the development of online betting platforms in Chile. The bill was approved by the Chamber and will proceed to the second constitutional process in the Senate.

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 28.1% and 28.0% of total consolidated revenue for the years ended December 31, 2023 and 2022, respectively.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc., the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Stations”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the period as specified by the Synthetic Equity Addendum and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization over approximately $2.00 per share, depending on whether certain minimum revenue conditions are met over the next five years. The payment represents an equity-linked financial instrument containing service, performance and market conditions and is measure and classified in accordance with stock-based compensation guidance. The initial grant-date fair value represents an upfront payment to a customer for the maximum tranche which will be attributed as contra revenue over the estimated initial contract term as revenue is earned under the arrangement such that the recognition of the constraints is not probable to result in a material reversal of revenue.

The initial value of the grant date liability and corresponding contract asset was valued utilizing a Monte Carlo simulation, which includes numerous scenarios including assumptions of probability weighted likelihood of different outcomes. As facts and circumstances become known or knowable at each reporting period, the probability of certain scenarios will change which will increase or decrease the value, and also the classification of the liability on the consolidated balance sheets. The valuation utilizing the Monte Carlo simulation on March 30, 2023 was determined to be approximately $1.1 million at grant-date and recorded within other assets and other liabilities in the condensed consolidated balance sheet.

On November 7, 2023, the Company entered into the Merger Agreement at a share price of $1.97. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company anticipates that securing such regulatory approvals will take some time, and that the closing of the Merger may not occur until late 2024 or early 2025. Refer to Note 1. Based on the Company’s anticipated timing of the change in control, the revenue conditions in the Synthetic Equity Addendum would not be met, the share price would be less than the $2.00 per share threshold, and no value would be assessed to the liability. As such, a 75% probability was applied to the sale scenario of $0 value and 25% to the year-end Monte Carlo value which assumes a sale in the future with potential revenue thresholds being met. As of December 31, 2023, the fair value was determined to be approximately $0.3 million. The year-end fair value is not sensitive to significant changes in inputs. The change in value was charged as a reduction to general and administrative expense. As of December 31, 2023, the underlying revenue arrangement has commenced, and the asset is probable of recovery.

Note 18 – SUBSEQUENT EVENTS

WynnBet Michigan

In February 2024, the Company was notified by WynnBet of its intent to assign its contract to a third party in one jurisdiction, which pursuant to the commercial contract results in a payment of $1.75 million due to the Company. Upon regulatory approval of the assignment, the Company would then be owed an additional $5.0 million to fulfill the assignment on behalf of WynnBet, of which $2.5 million would be due at the initiation of the migration plan, and the balance due upon the completion, or termination, of the migration efforts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operation and cash flows for the periods presented in conformity with GAAP.

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

Remediation Plans

We continue to evaluate measures to remediate the identified material weaknesses. These measures include implementing appropriate controls to segregate journal entry preparation and approvals to actively monitor finance users with elevated rights and segregate the information technology administration function from the finance team.

We intend to continue to take steps to remediate the material weakness described above and further enhance our accounting processes, controls, and reviews. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and because of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

Except for the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2024 Annual Meeting of Shareholders (the “proxy statement”), all of which is incorporated by reference: “Directors;” “Executive Officers;” “Corporate Governance;” “Other Information - Delinquent Section 16(a) Reports;” “The Proxy Process and the Annual Meeting - Director Nominations and Shareholder Proposals for Inclusion in GAN Limited’s 2024 Proxy Materials,” and “Proposals - Proposal No. 1 - Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Executive Officers - Summary Compensation Table for Fiscal Years 2022 and 2021, Narrative Disclosure to Summary Compensation Table, Outstanding Equity Awards at Fiscal and Year End 2023;” Directors - Director Compensation in 2023.”

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

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
2.3*	Agreement and Plan of Merger dated November 7, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company.		8-K	2.1	November 8, 2023
2.4	Amendment to Agreement and Plan of Merger dated December 15, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company		8-K	2.1	December 15, 2023
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.2	Description of Securities		10-K	4.3	April 25, 2022
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan – Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan – Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan – Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan – Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020

10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	GAN Limited Employee Stock Purchase Plan		F-1	10.5	December 7, 2020
10.5+	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.6+	Employment Agreement with Karen Flores		10-K	10.7	March 31. 2021
10.7+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Option Plan		S-8	4.3.5	February 12, 2021
10.8.1+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Plan Option Agreement		S-8	4.3.6	February 12, 2021
10.8.2+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan Option Agreement		S-8	4.3.7	February 12, 2021
10.8.3+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan (EMI)		S-8	4.3.8	February 12, 2021
10.9	GAN Limited Employee Stock Purchase Plan		DEF 14A	Exhibit A	June 10, 2021
10.10+	Executive Employment Agreement, between the Company and Sylvia Tiscareño, dated December 19, 2021		8-K	10.2	December 22, 2021
10.11+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2022		10-K	10.14	April 15, 2022
10.12	Credit Agreement, by and among the Company, BPC Lending I, LLC and Alter Domus (US) LLC as agent dated April 25, 2022		10-Q	10.11	August 15, 2022
10.13+	Separation and Release Agreement, between the Company and Karen Flores, dated December 28, 2022		10-K	10.12	April 14, 2023
10.14+	Amended and Restated Employment Agreement, between the Company and Brian Chang, dated December 30, 2022		10-K	10.13	April 14, 2023
10.15	First Amendment to Credit Agreement, date as of April 13, 2023, between the registrant and BPC Lending I, LLC		8-K	10.1	April 19, 2023
10.16	Second Amendment to Credit Agreement, dated as of April 13, 2023, between the registrant and Sega Sammy Holdings Inc		8-K	10.2	April 19, 2023
10.17	Subscription Agreement, dated March 29, 2023, between the Company and Ainsworth Game Technology, Inc.		S-1/A	10.14	May 30, 2023
10.18+	A&R Employment Agreement, dated March 9, 2023, between the Company and Giuseppe Gardali	X
10.19+	Employment Agreement, dated October 5, 2023, between the Company and Seamus McGill	X
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	GAN Limited Clawback Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	X

+ Indicates management contract or compensatory plan or arrangement.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

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

Dated: March 13, 2024	GAN LIMITED (Registrant)

	By:	/s/ Seamus McGill
Seamus McGill Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Seamus McGill and Brian Chang as his or her true and lawful attorney and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Seamus McGill	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Seamus McGill

/s/ BRIAN CHANG	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Brian Chang

/s/ DAVID GOLDBERG	Director	March 13, 2024
David Goldberg

/s/ DAVID ROSS	Director	March 13, 2024
David Ross

/s/ SUSAN BRACEY	Director	March 13, 2024
Susan Bracey

/s/ ERIC GREEN	Director	March 13, 2024
Eric Green

