Form 10-K/A
period 2023-12-31
GAN Ltd
filed 2024-04-29
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At March 4, 2024, there were 45,107,089 ordinary shares outstanding.

Audit Firm ID	Auditor Name:	Auditor Location:
248	GRANT THORNTON LLP	Los Angeles, California

EXPLANATORY NOTE

GAN Limited (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 13, 2024 (the “Form 10-K”). The purpose of this Form 10-K/A is to include the information required in Part III (Items 10, 11, 12, 13, and 14).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

GAN LIMITED

2023 ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our current directors, their ages as of April 15, 2024, and other information about them are set forth below.

Name of Director Nominee	Age	Position	Class	Our Director Since	Current Term Expiration
David Ross	59	Non-Executive Director	I	2023	2024
Susan Bracey	60	Non-Executive Director	I	2021	2024
Eric Green	53	Non-Executive Director	II	2022	2025
David Goldberg	56	Chairman of the Board of Directors	II	2018	2025
Seamus McGill	72	Chief Executive Officer and Director	III	2014	2026

The following biographies describe the skills, qualities, attributes, and experience of our directors. These factors led the Nominating and Corporate Governance Committee and the Board of Directors to determine that it is appropriate to nominate the current nominees- Susan Bracey and David Ross -for election to the Board of Directors.

David Ross serves as Chief Executive Officer of Gaming Asset Management Enterprises, LLC, a Nevada based holding company which owns a 50% interest in a Northern Nevada casino, a position he has held since 2018. Since 2014 to the present, Mr. Ross has also served as Chief Executive Officer of Gaming Asset Management Advisers, LLC, a Nevada based company focused on the gaming and hospitality industry. Prior to these positions, Mr. Ross was the chief executive officer and member of the board of Affinity Gaming from 2011 through 2014. Mr. Ross has over 35 years of experience in the gaming and hospitality industry, including currently serving as President and member of the board of directors of the JW Marriott – Rampart Casino in Las Vegas and previously serving as Chairman of the board of directors of DEQ Systems, a gaming technology company. Mr. Ross earned his Master of Science in Hotel Administration and his Bachelor of Arts in Business Management from the University of Nevada, Las Vegas. Mr. Ross was selected to serve on our Board of Directors as a result of his extensive experience as a public company gaming executive and director, and his business acumen in operations, capital markets, M&A, and licensure in approximately 35 jurisdictions across North America.

Susan Bracey is an experienced financial executive, having most recently served from 2010 to 2020 as EVP and Chief Financial Officer of Village Roadshow Entertainment Group, a leading co-producer and co-financier of studio-released motion pictures. Prior to that, she served as Chief Financial Officer of Youbet.com (Nasdaq: UBET), an online wagering company, from 2009 until its sale to Churchill Downs in 2010, and from 2000 to 2008 Ms. Bracey was an executive at Ticketmaster Entertainment where she served as EVP and Chief Financial Officer. Ms. Bracey began her career as a certified public accountant with Ernst & Young. She currently serves on the Board of Directors of Diver.Sea.Fy, a non-profit organization that raises money to support underrepresented youth of color in obtaining scuba certifications. Ms. Bracey earned a B.S. in Business Administration with a major in Accounting from Chicago State University. Ms. Bracey brings extensive finance experience in the technology, media and entertainment industries to our Board of Directors, having held C-suite level and executive positions in both public and privately held companies.

Eric Green brings more than 25 years of investment expertise to the Company’s board of directors. Since 1997, he has worked at Penn Capital, an investment firm with approximately $2 billion of assets under management. Mr. Green currently serves as Penn Capital’s Chief Investment Officer of Equity. Additionally, Mr. Green serves as a Senior Portfolio Manager for Penn Capital’s Small Cap and Small to Micro Cap equity strategies. He is currently a member of the firm’s executive team, which oversees the firm’s overall corporate strategy and management. Prior to joining Penn Capital, Mr. Green was with the Federal National Mortgage Association, the Royal Bank of Scotland, and the United States Securities and Exchange Commission, where he served as a financial analyst in the Division of Investment Management. Mr. Green is also Vice Chairman of the Board of Directors for the Anti-Defamation League (ADL) Mid-Atlantic Region. Mr. Green earned a bachelor’s degree in business administration from American University and a master’s degree in business administration from the Yale School of Management. Mr. Green was selected to serve on our Board of Directors as a result of his extensive experience in finance and expertise in strategic business matters.

David Goldberg is an experienced public company and startup CEO, board member and advisor with extensive experience in gaming, entertainment, and sports. Since March 2017 he has served as a senior adviser to TPG Capital, one of the world’s largest private equity firms. From April 2014 to April 2018, he was a board and audit committee member at Trans World (OTCQB: TWOC), which operates casinos in the Czech Republic and was sold in mid-2018, and previously served as the CEO of Youbet.com (Nasdaq: UBET) which was, at that time, the United States’ largest online wagering company. Mr. Goldberg was Chief Executive Officer of ScoreBig, Inc., the owner and operator of ScoreBig.com, which made a general assignment for the benefit of creditors under California law in October 2016. Mr. Goldberg holds a Bachelor of Art in Economics from Northwestern University and an MBA from the University of Chicago Booth School of Business. Mr. Goldberg was selected to serve on our Board of Directors due to his gaming and financial industry experience, and his public company experience as both director and Chief Executive Officer.

Seamus McGill has 25 years experience in the gaming and technology industries and most recently was President of JOINGO, a mobile software company in San Jose, California from December 2013 to October 2015. Prior to JOINGO, Mr. McGill spent five years at Aristocrat Technologies Limited as Chief Operating Officer and helped deliver 20% year-on-year growth in the Americas for the second largest manufacturer of slot machines and gaming solutions in the world. Prior to Aristocrat, Mr. McGill was President of Cyberview Technology, Inc. and orchestrated its sale to International Game Technology plc. Mr. McGill held senior positions at WMS Gaming Inc. and oversaw the global growth of that company. He started his career in gaming with Mikohn Gaming Corporation. Mr. McGill was selected to serve on our Board of Directors due to his gaming industry experience and his tenure with GAN.

Executive Officers

The names of our current executive officers, their ages as of April 15, 2024, and their positions are shown below.

Name of Executive Officer	Age	Position	Executive Officer Since
Seamus McGill	72	Chief Executive Officer	2024
Sylvia Tiscareño	47	Chief Legal Officer & Corporate Secretary	2021
Jan Roos	43	Chief Technology Officer	2022
Brian Chang	42	Chief Financial Officer	2022
Giuseppe Gardali	42	President, B2B	2023
Endre Nesset	35	President, B2C	2022

Biographical summaries of each of our executive officers who are not also members of our Board of Directors are included below.

Sylvia Tiscareño is our Chief Legal Officer, serving in that role since December 2021. Prior to joining the Company, Ms. Tiscareño served as General Counsel at William Hill US from 2015 to 2021. Prior to that, she was Assistant General Counsel at Aristocrat Technologies, Inc. Her professional experience includes serving as in-house counsel in the commercial real estate development sector, as well as being a litigation attorney for the regional office of an insurance defense law firm. Ms. Tiscareño holds a Bachelor of Arts, Sociology from the University of Nevada-Las Vegas and a Juris Doctorate from Capital University Law School. She brings substantial experience as general counsel and business advisor in the technology, sports, gaming manufacturing, and online gaming industries.

Jan Roos is our Chief Technology Officer, serving in that role since January 2022. Mr. Roos has extensive experience in information technology engineering and software development, with a particular focus on gaming and gambling technologies and systems. Since February 2015, Mr. Roos has served as the Chief Technology Officer of Vincent Group p.l.c., a Malta limited company and wholly owned subsidiary of GAN that does business as “Coolbet.” From 2009 to 2015, Mr. Roos held positions with Betsson Group including Head of Software Development and Development Centre Manager. Mr. Roos holds a Bachelor’s Degree in network Software Systems from the Tallinn Technical University.

Brian Chang is our Chief Financial Officer, serving in that role since November 2022. Mr. Chang previously served as the Company’s Senior Vice President and Corporate Controller since September of 2021. Prior to his service at the Company, from 2014 to 2021 Mr. Chang served as the Vice President of Accounting and Reporting at Alorica, Inc. Previously, Mr. Chang was an audit manager at Deloitte. Mr. Chang brings substantial experience in financial reporting and process optimization, and has overseen successful integrations, divestitures, and restructuring efforts. Mr. Chang holds a Bachelor of Arts, Economics from the University of California, Irvine and a Masters of Accounting from the University of Southern California.

Giuseppe Gardali is our President of B2B operations, serving in that role since March 2023. Mr. Gardali previously served as the Company’s Senior Vice President, Content Distribution from March 2022 to March 2023. Prior to this position, Mr. Gardali was the Company’s Managing Director, International Market Development from March 2021 to March 2022, where he was responsible for evaluating and supporting merger and acquisition opportunities from a commercial, analytical and technical perspective, as well as overseeing the Company’s Italian operations. Beginning in September 2018, Mr. Gardali had served as the Company’s Managing Director, UK, where he was responsible for global development and support teams, as well as overseeing all European operations.

Endre Nesset is our President of B2C operations since August 2022. Mr. Nesset previously served as the Company’s Senior Vice President, Global Sports at GAN and Coolbet who has industry experience from online gaming across B2C and B2B operations in multiple markets and continents. Prior to joining Coolbet in 2020, he served as the Director of Sports at Gaming Innovation Group.

Audit Committee

Our Audit Committee consists of Mr. Ross (Chair), Mr. Green and Ms. Bracey.

The Audit Committee’s responsibilities include, among other things:

●	overseeing our accounting and financial reporting processes and the audits of our financial statements;
●	overseeing, along with management, the reliability and integrity of our accounting policies and financial reporting and disclosure practices;
●	serving as an independent and objective party to monitor our financial reporting processes and internal controls systems;
●	retaining our independent registered public accounting firm, reviewing and evaluating their independence, qualifications and performance, approving the terms of the annual engagement letter and approving all audit and non-audit services to be performed by our independent registered public accounting firm; and
●	providing independent, direct, and open communications among our independent registered public accounting firm, financial and senior management, and the full Board of Directors.

The Board of Directors has determined that Mr. Ross qualifies as an “audit committee financial expert” as defined under the applicable SEC rules and that each member of the Audit Committee meets the additional criteria for independence of Audit Committee members under the Exchange Act. Additionally, the Board has determined that each of Mr. Ross, Mr. Green and Ms. Bracey is, and Mr. Michael Smurfit, Jr. was during his period of service, “independent” under Nasdaq guidance and SEC rules. The Audit Committee held 4 meetings in 2023.

Business Conduct Policy

We have adopted a written Business Conduct Policy that is applicable to all of our directors, officers, and employees and is designed to deter wrongdoing and to promote:

●	honest and ethical conduct;
●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications;
●	compliance with applicable laws, rules and regulations, including insider trading compliance; and
●	accountability for adherence to the policy and prompt internal reporting of violations of the policy, including illegal or unethical behavior regarding accounting or auditing practices.

A copy of our Business Conduct Policy is available on our corporate website at www.gan.com, under Investors-Corporate Governance-Corporate Governance Information. The Board of Directors has delegated to the Nominating and Corporate Governance Committee the responsibility for reviewing the Business Conduct Policy and making any appropriate updates or amendments. We intend to disclose any changes in this policy or waivers from this policy that apply to our principal executive officer, principal financial officer, or principal accounting officer by posting such information to our website or by filing a Current Report on Form 8-K with the SEC, in each case if such disclosure is required by SEC or Nasdaq rules.

Policies on Hedging and Pledging

We have an insider trading policy that prohibits short sales and transactions in publicly traded options and derivatives by our directors, executive officers, and employees. The policy prohibits other forms of hedging GAN securities or pledging GAN securities by our directors, executive officers, and certain key employees without the prior approval of the Chief Legal Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of GAN’s securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely upon a review of the insiders’ forms filed with the SEC during 2023 and representations made by the directors and executive officers, all of our officers, directors and holders of more than 10% of the outstanding securities of GAN complied with the filing requirements pursuant to Section 16(a) of the Exchange Act, with the exception of the following: (i) one late Form 4 was filed by each of Mses. Bracey and Tiscareño, and Messrs. Goldberg, McGill, Smurfit and Green to report the vesting of restricted stock units (“RSUs”) and ordinary shares withheld by GAN to cover taxes due upon vesting RSUs; (ii) one late Form 4 was filed by each of Messrs. Goldberg and McGill to report the grant of RSUs, vesting of RSUs, and disposition of ordinary shares; (iii) one late Form 4 was filed by each of Ms. Tiscareño and Mr. Chang to report the grant of RSUs; (iv) two late Forms were filed by Mr. Gardali to report the grant of RSUs; (v) two late Form 4s were filed by Mr. Chang to report the vesting of RSUs and ordinary shares withheld by GAN to cover taxes due upon vesting RSUs; and (vi) two late Form 4s were file by Ms. Tiscareño, one to report two grants of RSUs, vesting of RSUs, and ordinary shares withheld by GAN to cover taxes due upon vesting RSUs, and one to report the grant of RSUs, vesting of RSUs, and ordinary shares withheld by GAN to cover taxes due upon vesting RSUs, and one to report the grant of RSUs.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2023 and 2022

The following table sets forth, in thousands, information regarding compensation earned by or awarded to our Named Executive Officers for services rendered to us in all capacities during the years ended December 31, 2023, and 2022:

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Seamus McGill	2023	(3)	113.5	-	-	-	-	-	113.6
Chief Executive Officer
Dermot S. Smurfit	2023	(4)	637.9	80.5	83.3	127.9	-	-	929.5
Former Chief Executive Officer	2022		620.1	399.8	1,860	-	-	58.4	2,938.3
Brian Chang	2023		328.8	-	359.6	-	-	-	688.4
Chief Financial Officer	2022		298.3	24.4	139.6	-	-	-	462.3
Sylvia Tiscareño,	2023		415.5	10.5	88.0	-	-	0.5	514.5
Chief Legal Officer	2022	(5)	368.1	7.0	406.3	-	-	-	781.4

(1)	Reflects the aggregate grant date fair value of restricted stock awards granted to the Named Executive Officers in each fiscal year, computed in accordance with ASC 718 - Compensation-Stock Compensation.

(2)	Reflects the aggregate grant date fair value of stock option awards granted to the Named Executive Officers in each fiscal year, computed in each case in accordance with ASC 718 - Compensation-Stock Compensation. Refer to the Outstanding Equity Awards at Fiscal Year End table below for details of these grants. Assumptions used to calculate these amounts are described in Note 9 - Share-based Compensation to our annual financial statements for the year ended December 31, 2022, which is contained in the 2022 Annual Report.

(3)	Mr. McGill was appointed Interim Chief Executive Officer on September 26, 2024.
(4)	Mr. Smurfit resigned from his position as Chief Executive Officer on September 25, 2023.
(5)	On December 19, 2021, Sylvia Tiscareño was appointed to the position of Chief Legal Officer and did not receive compensation until January 2022.

Narrative Disclosure to Summary Compensation Table

Each of our executive officers is employed pursuant to the terms of a written employment agreement, as follows:

McGill Employment Agreement

On September 26, 2023, GAN entered into an employment agreement with Mr. McGill, pursuant to which Mr. McGill serves as Interim Chief Executive Officer. Under the terms of his employment agreement, Mr. McGill is entitled to, among other benefits: an annual base salary of $500,000; an annual bonus of up to 100% of his base salary for the applicable bonus year (payable in cash or vested stock); an initial equity award of 275,000 ordinary shares, with 25% of such award vesting on the first anniversary of the grant date and 25% of such award vesting on each anniversary thereafter, in each case, subject to continued service; expense reimbursement; and participate in GAN’s employee benefit plans, practices and programs that GAN makes available to its employees.

Upon a change in control of GAN, Mr. McGill will be entitled to a transaction bonus in an amount equal to 100% of his then-current base salary. In exchange for his continued compliance with his obligations under a non-compete covenant, GAN will continue to pay Mr. McGill’s annual base salary during the one year non-compete period. If Mr. McGill’s employment is terminated by GAN without cause or if he resigns for good reason, he is eligible to receive: (i) pro rata vesting of all of his then unvested equity awards covering the period of his service compared to the award’s vesting schedule, (ii) a cash severance payment equal to his then-current annual base salary and (iii) COBRA health insurance premiums for a period of 12 months. In addition, if Mr. McGill’s employment is terminated by GAN without cause or by Mr. McGill for good reason within three months before, or two years after, a change in control of GAN, then all of Mr. McGill’s unvested equity awards will become fully vested, non-forfeitable, and exercisable. Severance benefits are conditioned upon Mr. McGill’s timely execution of a release of all claims, and his continuing compliance with his obligations under restrictive covenants relating to confidentiality, non-competition and non-solicitation of employees/customers obligations, and with his covenants relating to post-employment cooperation.

Smurfit Employment Agreement.

On March 26, 2019, GAN entered into an employment agreement with Mr. Smurfit, which was supplemented by an offer letter that provided that he was employed as GAN’s Chief Executive Officer at an annual base salary of $424,320 and was eligible for additional bonus and incentive compensation as approved by GAN’s Board of Directors. Effective March 1, 2021, GAN entered into a new employment agreement with each of Mr. Smurfit (the “New Smurfit Agreement”). Under the terms of the New Smurfit Agreement, Mr. Smurfit was entitled an annual base salary in the initial amount of $620,000. The New Smurfit Agreement provided that Mr. Smurfit shall have an annual target cash bonus opportunity equal to 100% of his base salary, based 50% upon GAN’s performance, with such performance goals to be set annually by the Compensation Committee, and 50% upon the executive officer meeting certain performance objectives to be defined by the Chief Executive Officer in consultation with the Compensation Committee, which shall relate to the Board of Directors’ adoption of the operating budget for each fiscal year during the term of Mr. Smurfit’s employment. Additionally, Mr. Smurfit was eligible to receive an annual equity award in an amount and on the terms and conditions established by the Compensation Committee.

The New Smurfit Agreement included standard benefits, as well as customary non-solicitation, intellectual property and invention assignment and confidentiality provisions. The New Smurfit Agreement included non-compete restrictions lasting one year following termination of employment, subject to applicable restrictions under state law. In exchange for Mr. Smurfit’s non-compete covenant, GAN would continue to pay his base salary during the non-compete period, until Mr. Smurfit begins employment with another company.

Mr. Smurfit’s service with the Company terminated in September 2023, and the New Smurfit Agreement is no longer in effect.

Chang Employment Agreement

On November 25, 2022, GAN entered into an amended and restated employment agreement with Mr. Chang, pursuant to which Mr. Chang serves as GAN’s Interim Chief Financial Officer. Under the terms of his employment agreement, Mr. Chang is entitled to: an annual base salary of $330,000; an annual bonus of up to 100% of his base salary for the applicable bonus year (payable in cash or vested stock); expense reimbursement; and participate in GAN’s employee benefit plans, practices and programs that GAN makes available to its employees.

Upon a change in control of GAN, Mr. Chang will be entitled to a transaction bonus in an amount equal to 100% of his then-current base salary. In exchange for his compliance with his one-year non-compete covenant, GAN will continue to pay Mr. Chang’s annual base salary during the one year non-compete period.

If Mr. Chang’s employment is terminated by GAN without cause or by Mr. Chang for good reason, then Mr. Chang is eligible to receive: (a) pro rata vesting of all of his then unvested equity awards covering the period of his service compared to the award’s vesting schedule; (b) a cash severance payment equal to his then-current annual base salary; (c) a pro-rata portion of his target bonus for the year in which the termination of employment occurs; and (d) the payment of COBRA health insurance premiums for a period of 12 months.

However, if Mr. Chang’s employment is terminated by GAN without cause or by Mr. Chang for good reason within three months before, or two years after, a change in control of GAN, then Mr. Chang is instead eligible to receive: (a) full vesting of all of his then unvested equity awards; (b) cash severance equal to 150% of the sum of his then-current annual base salary plus annual target bonus; (c) a pro-rata portion of his target bonus for the year in which the termination of employment occurs; and (d) the payment of COBRA health insurance premiums for a period of 18 months.

Severance benefits are conditioned upon Mr. Chang’s timely execution of a release of all claims, and his continuing compliance with his obligations under restrictive covenants relating to confidentiality, non-competition and non-solicitation of employees/customers, and with his covenants relating to post-employment cooperation.

Tiscareño Employment Agreement

Sylvia Tiscareño entered into an Executive Employment Agreement with the Company on December 19, 2021 (the “Tiscareño Employment Agreement”) to fulfill the duties to the Company as Chief Legal Officer. The terms of the Tiscareño Employment Agreement provided for an annual base salary of $350,000 with an optional increase to $400,000 pending success of certain performance criteria, to be awarded beginning April 1, 2022. Ms. Tiscareño was made eligible to earn an annual target bonus equal to 100% of her annual base salary, as further detailed in the Tiscareño Employment Agreement. Additionally, Ms Tiscareño was made eligible to receive certain equity awards, which included (i) a one-time equity award grant of 20,000 shares of the Company’s common stock that would fully vest on December 31, 2022, (ii) an equity award valued at $525,000 before the end of the first quarter of 2022, and (iii) an annual grant of restricted stock units. The Tiscareño Employment Agreement include standard benefits, as well as customary non-solicitation, intellectual property and invention assignment and confidentiality provisions. The Tiscareño Employment Agreement includes a non-compete restriction lasting one year following termination of employment, subject to applicable restrictions under state law. In exchange for her non-compete covenant, the Company shall continue to pay Ms Tiscareño’s annual base salary during the non-compete period. In the event of a change-in-control, as defined in the Tiscareño Employment Agreement, Ms Tiscareño will be entitled to a transaction bonus in an amount equal to 100% of her annual base salary. The bonus will be paid in a lump sum within ten (10) calendar days of the change-in-control. Additionally, if Ms Tiscareño’s employment is terminated by the Company without cause or by the executive officer for good reason within three (3) months before or two (2) years after a change-in-control occurs, all of her equity awards accelerate and become fully vested. Additionally, Ms Tiscareño is eligible to receive, in the event of termination without cause or termination with good reason, a cash severance equal to 1.5 times the then-current annual base salary, a pro-rata bonus, and COBRA premiums for a period of 12 months.

Outstanding Equity Awards at Fiscal Year End 2023

The table below summarizes outstanding equity awards held by our Named Executive Officers at December 31, 2023.

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Seamus McGill	50,000	-	1.0601	8/24/2027	307,500	485,850
	50,000	-	2.1790	12/11/2028	-	-
	100,000	-	3.6240	10/01/2029	-	-
Dermot S. Smurfit	-	-	-	-	-	-
Brian Chang	-	-	-	-	199,450	315,131
Sylvia Tiscareño	-	-	-	-	293,747	464,120

(1)	Options granted under the 2020 Plan (as defined below) with a term of ten years, which vest 25% after one year and then monthly over the next 36 months thereafter, subject to continuing service.
(2)	Restricted stock units awarded under the 2020 Plan (as defined below) which vest 25% on the anniversary of the grant date.
(3)	The aggregate market value is determined by multiplying the number of shares that have not vested by $1.58 per share, the closing price of our ordinary shares on December 29, 2023.

Director Compensation in 2023

Our non-executive directors serve pursuant to the terms of a standard letter of appointment, which acts as a service contract. The letter of appointment contemplates that the non-employee director will serve a three-year term, subject to re-election by GAN’s shareholders at the annual meeting, and regulatory compliance. The letter of appointment also allows for termination by GAN or the director, at the discretion of either, upon three months’ written notice; however, the Board of Directors can require a director to resign immediately if it determines that a director’s position becomes untenable due to a conflict of interest. Non-executive directors are required to devote sufficient time necessary to fulfill their duties.

The letter of appointment provides for payment of an annual cash fee, which is paid monthly in arrears. Non-executive directors are eligible for discretionary cash or share-based payment awards. We do not maintain any plans or contracts with our directors that provide monetary benefits, such as cash termination payments, upon our directors’ termination of service with us. Directors are reimbursed for expenses reasonably incurred in the performance of their duties. In addition, our memorandum of association and bye-laws include indemnification provisions for our directors and executive officers and we maintain liability insurance for our directors and executive officers. Employee directors do not receive any compensation for their service as a director.

The following table sets forth, in thousands, information concerning the compensation earned during the year ended December 31, 2023 by each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Michael Smurfit, Jr.(1)	215.4	-	-	215.4
Seamus McGill	235.5	46.8	-	282.3
David Goldberg	124.5	46.8	-	171.3
Susan Bracey	92.5	46.8	-	139.3
Eric Green	92.0	50.7	-	142.7
David Ross (4)	-	-	-	-

(1)	Mr. Smurfit resigned from the Board of Directors, and from his role as Chair of the Nominating and Corporate Governance Committee and member of the Audit Committee and Compensation Committee effective December 31, 2023.
(2)	The value for the stock awards is based on the number of shares granted multiplied by $1.44, the closing price of our ordinary shares immediately prior to the date of the grants, May 23, 2023, as computed in accordance with ASC 718.
(3)	Compensation in this column consists of immediately vested restricted stock units settled in cash.
(4)	Mr. Ross was appointed to the Board of Directors on December 22, 2023 and did not receive any compensation in connection with his service as a director until 2024.

Beginning in 2021, with the guidance of Arthur J. Gallagher & Co. as a compensation consultant engaged by the Compensation Committee, the Compensation Committee recommended, and the Board of Directors approved, compensation for non-employee directors, in thousands, as follows:

Service	Fee ($)
Annual Cash Compensation	30.0
Annual Equity Compensation(1)	100.0
Chairman of the Board	50.0
Audit Committee Chair	25.0
Audit Committee Participation (non-Chair)	10.0
Compensation Committee Chair	15.0
Compensation Committee Participation (non-Chair)	7.5
Nominating and Governance Committee Chair	10.0
Nominating and Governance Committee Participation (non-Chair)	5.0
Per Meeting Fee	1.5

(1)	Mr. Smurfit, Jr. received the value of his annual equity compensation in cash due to disparate tax treatment of such awards in Ireland, his country of residence.

With the exception of Mr. Ross, who receives 10% of his annual cash compensation in cash, all other directors are expected to receive 50% of their annual cash compensation in the form of restricted stock awards, with one year vesting and a mandatory “withhold to cover” the taxes payable with respect to the applicable compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had the GAN Limited 2020 Equity Incentive Plan and the GAN Limited Employee Stock Purchase Plan, which were approved by our Board of Directors and our shareholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,892,434	$7.21	1,287,808
Equity compensation plans not approved by shareholders	-	-	-
Total	4,892,434	$7.21	1,287,808

(1)	Excludes 1,799,848 additional ordinary shares that became available for issuance under the GAN Limited 2020 Equity Incentive Plan on January 20, 2024.

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information known to us regarding beneficial ownership of our ordinary shares outstanding as of April 15, 2024 for:

●	each person, or group of affiliated persons, who is known by us to be the beneficial owner of 5% or more of our outstanding ordinary shares;

●	each of our directors and director nominees;

●	each of our Named Executive Officers; and

●	all of our current directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o GAN Limited, 400 Spectrum Center Drive, Suite 1900, Irvine, CA 92618. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of ordinary stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 45,390,270 ordinary shares deemed to be outstanding as of April 15, 2024. In accordance with the SEC rules, when computing the number of shares of ordinary stock beneficially owned and the percentage ownership of a person, we include the ordinary shares subject to options held by that person that are exercisable or will become exercisable within 60 days of April 15, 2024, but we do not include those ordinary shares underlying options when computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Shares Beneficially Owned		Percent of Shares Beneficially Owned
Directors, Nominees and Named Executive Officers
Seamus McGill	302,560	(2)	*
Dermot S. Smurfit	-		*
David Goldberg	215,769	(3)	*
Sylvia Tiscareño	110,430		*
Brian Chang	35,570		*
Susan Bracey	34,652		*
Eric Green	78,095		*
David D. Ross	-		*
All directors and executive officers as a group (10 persons)	1,269,518	(4)	2.8%

*	Represents less than 1%

(1) Unless otherwise stated, the address for each person listed in this table is c/o GAN Limited, 400 Spectrum Center Drive, Suite 1900, Irvine, CA 92618

(2) Includes 200,000 ordinary shares issuable upon exercise of outstanding options

(3) Includes 149,999 ordinary shares issuable upon exercise of outstanding options.

(4) Includes 5,214 ordinary shares issuable upon exercise of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Review and Approval of Related Party Transactions

As a matter of policy, the Board of Directors reviews and determines whether or not to approve any transaction between GAN and its directors, director nominees, executive officers and greater than 5% beneficial owners and each of their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years and the related party has or will have a direct or indirect interest in the transaction.

Our compensation arrangements with our Named Executive Officers and our directors are described in this Amendment under Part III – Item 11 “Executive Compensation”. Other than those compensation arrangements since January 1, 2021, we have not been a party to any transaction (a) in which any of our executive officers, directors or holders of 5% or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest, and (b) where the amount involved exceeded $120,000 in value.

Director Independence

Four of the five members of our current Board of Directors are independent directors and only those individuals may serve on the committees of our Board of Directors. Our Chief Executive Officer does not serve on any committee. Our Board of Directors holds regular executive sessions outside the presence of the Chief Executive Officer and other management, which our Board of Directors believes promotes appropriate independent leadership.

Our Board of Directors annually determines the independence of our directors in accordance with the independence requirements under The Nasdaq Stock Market LLC (“Nasdaq”) and the SEC rules which require at least a majority of the directors to be independent. As a result of this review, our Board of Directors has determined that David Goldberg, Susan Bracey, Eric Green, and David Ross each qualifies as an independent director in accordance with the Nasdaq and the SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Auditors

The following table presents fees billed, in thousands, for professional audit services rendered by Grant Thornton LLP in connection with its audits of GAN’s annual financial statements for the fiscal years ended December 31, 2023 and 2022 respectively.

	2023	2022
Audit Fees(1)	$1,011	$1,333
Audit-Related Fees(2)	253	195
Tax Fees(3)	-	15
All Other Fees	-	-
Total	$1,264	$1,543

(1)	Audit Fees consist of fees for professional services rendered in connection with the audit of GAN’s annual financial statements, for the review of the financial statements included in GAN’s interim reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for services provided by GT, LLP related to service organization controls (SOC) reports.

(3)	Tax Fees consist of fees for value-added tax (“VAT”) return and corporate tax return services for two of the Company’s European subsidiaries.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Grant Thornton LLP during the fiscal years ended December 31, 2023, and 2022, respectively, were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Our consolidated financial statements of GAN Limited are included in Item 8 of our Annual Report on Form 10-K filed with the SEC on March 13, 2024 and are incorporated by reference.

2. Financial Statement Schedules

All financial statement schedules are omitted as they are not required.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
2.3*	Agreement and Plan of Merger dated November 7, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company.		8-K	2.1	November 8, 2023
2.4	Amendment to Agreement and Plan of Merger dated December 15, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company		8-K	2.1	December 15, 2023
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.2	Description of Securities		10-K	4.3	April 15, 2022
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan - Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan - Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan - Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan - Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020

10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	GAN Limited Employee Stock Purchase Plan		F-1	10.5	December 7, 2020
10.5+	Employment Agreement with Dermot S. Smurfit		10-K	10.6	March 31, 2021
10.6+	Employment Agreement with Karen Flores		10-K	10.7	March 31. 2021
10.7+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Option Plan		S-8	4.3.5	February 12, 2021
10.8.1+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Plan Option Agreement		S-8	4.3.6	February 12, 2021
10.8.2+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan Option Agreement		S-8	4.3.7	February 12, 2021
10.8.3+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan (EMI)		S-8	4.3.8	February 12, 2021
10.9	GAN Limited Employee Stock Purchase Plan		DEF 14A	Exhibit A	June 10, 2021
10.10+	Executive Employment Agreement, between the Company and Sylvia Tiscareño, dated December 19, 2021		8-K	10.2	December 22, 2021
10.11+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2022		10-K	10.14	April 15, 2022
10.12	Credit Agreement, by and among the Company, BPC Lending I, LLC and Alter Domus (US) LLC as agent dated April 25, 2022		10-Q	10.11	August 15, 2022
10.13+	Separation and Release Agreement, between the Company and Karen Flores, dated December 28, 2022		10-K	10.12	April 14, 2023
10.14+	Amended and Restated Employment Agreement, between the Company and Brian Chang, dated December 30, 2022		10-K	10.13	April 14, 2023
10.15	First Amendment to Credit Agreement, date as of April 13, 2023, between the registrant and BPC Lending I, LLC		8-K	10.1	April 19, 2023
10.16	Second Amendment to Credit Agreement, dated as of April 13, 2023, between the registrant and Sega Sammy Holdings Inc		8-K	10.2	April 19, 2023
10.17	Subscription Agreement, dated March 29, 2023, between the Company and Ainsworth Game Technology, Inc.		S-1/A	10.14	May 30, 2023
10.18+	A&R Employment Agreement, dated March 9, 2023, between the Company and Giuseppe Gardali		10-K	10.18	March 13, 2024
10.19+	Employment Agreement, dated October 5, 2023, between the Company and Seamus McGill		10-K	10.19	March 13, 2024
21.1**	List of Subsidiaries		10-K	21.1	March 13, 2024
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm		10-K	23.1	March 13, 2024
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.1	March 13, 2024
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.2	March 13, 2024
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	March 13, 2024
32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.2	March 13, 2024
97.1**	GAN Limited Clawback Policy		10-K	97.1	March 13, 2024
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	X

+ Indicates management contract or compensatory plan or arrangement.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

** Previously filed with the Form 10-K.

*** Previously furnished with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2024	GAN LIMITED (Registrant)

	By:	/s/ Seamus McGill
Seamus McGill
Chief Executive Officer
(Principal Executive Officer)

