Form 10-Q
period 2024-03-31
GAN Ltd
filed 2024-05-09
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At May 3, 2024, there were 45,390,307 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$36,592	$38,578
Accounts receivable, net of credit losses of $143 and $244 at March 31, 2024 and December 31, 2023, respectively	9,426	11,417
Prepaid expenses	3,822	3,344
Other current assets	2,528	3,202
Total current assets	52,368	56,541

Capitalized software development costs, net	7,994	8,370
Intangible assets, net	11,561	12,358
Operating lease right-of-use assets, net	4,048	4,340
Other assets	5,432	5,895
Total assets	$81,403	$87,504

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,715	$6,971
Accrued compensation and benefits	7,281	7,849
Accrued content license fees	1,865	4,024
Liabilities to users	10,159	10,185
Current operating lease liabilities	801	804
Other current liabilities	6,365	6,891
Total current liabilities	33,186	36,724

Deferred income taxes	3,364	3,793
Long-term debt	43,332	42,189
Non-current operating lease liabilities	3,282	3,577
Other liabilities	7,161	5,825
Total liabilities	90,325	92,108
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 45,385,942 and 45,071,578 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	454	451
Additional paid-in capital	337,158	336,552
Accumulated deficit	(313,465)	(309,305)
Accumulated other comprehensive loss	(33,069)	(32,302)
Total shareholders’ deficit	(8,922)	(4,604)
Total liabilities and shareholders’ equity (deficit)	$81,403	$87,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$30,651	$35,129

Operating costs and expenses
Cost of revenue (1)	9,323	10,161
Sales and marketing	6,017	7,184
Product and technology	9,616	9,578
General and administrative (1)	7,159	10,006
Depreciation and amortization	1,839	4,201
Total operating costs and expenses	33,954	41,130
Operating loss	(3,303)	(6,001)
Interest expenses, net	1,132	1,716
Other income, net	(26)	(9,292)
(Loss) income before income taxes	(4,409)	1,575
Income tax (benefit) expense	(249)	74
Net (loss) income	$(4,160)	$1,501

(Loss) earnings per share, basic and diluted	$(0.09)	$0.03

Weighted average ordinary shares outstanding
Basic	45,134,267	42,982,255
Diluted	45,134,267	47,200,182

(1)	Excludes depreciation and amortization expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net loss	$(4,160)	$1,501
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(767)	966
Comprehensive (loss) income	$(4,927)	$2,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	(Deficit)’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2024	45,071,578	$451	$336,552	$(309,305)	$(32,302)	$(4,604)
Net loss	—	—	—	(4,160)	—	(4,160)
Foreign currency translation adjustments	—	—	—	—	(767)	(767)
Share-based compensation	—	—	840	—	—	840
Restricted share activity	476,419	4	(5)	—	—	(1)
Issuance of ordinary shares upon exercise of share options	5,778	—	—	—	—	—
Repurchase of restricted shares to pay tax liability (Note 7)	(167,833)	(2)	(229)	—	—	(230)
Balance at March 31, 2024	45,385,942	$454	$337,158	$(313,465)	$(33,069)	$(8,922)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2023	42,894,211	$429	$328,998	$(274,861)	$(33,798)	$20,768
Net income	—	—	—	1,501	—	1,501
Foreign currency translation adjustments	—	—	—	—	966	966
Share-based compensation	—	—	1,382	—	—	1,382
Restricted share activity	377,944	4	—	—	—	4
Repurchase of restricted shares to pay tax liability (Note 7)	(49,157)	(1)	(78)	—	—	(79)
Issuance of ordinary shares upon ESPP purchases	57,960	1	64	—	—	65
Balance at March 31, 2023	43,280,958	$433	$330,366	$(273,360)	$(32,832)	$24,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(4,160)	$1,501
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	1,422	3,835
Depreciation on property and equipment and finance lease right-of-use assets	417	365
Non-cash interest and amortization of debt discount and debt issuance costs	1,143	326
Share-based compensation expense	851	1,362
Gain on extinguishment of content liability	—	(9,292)
Deferred income tax	(340)	(194)
Other	(100)	(181)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	431	143
Prepaid expenses	(513)	(404)
Other current assets	625	(32)
Other assets	221	39
Accounts payable	(191)	(916)
Accrued compensation and benefits	(432)	(7)
Accrued content license fees	(539)	(498)
Liabilities to users	207	(1,213)
Other current liabilities	(473)	660
Other liabilities	1,151	331
Net cash used in operating activities	(280)	(4,175)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(460)	(1,343)
Purchases of gaming licenses	(216)	(165)
Purchases of property and equipment	(51)	(254)
Net cash used in investing activities	(727)	(1,762)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	65
Repurchase of restricted shares to pay tax liability	3	(112)
Net cash provided by (used in) financing activities	3	(47)

Effect of foreign exchange rates on cash	(982)	819

Net decrease in cash	(1,986)	(5,165)
Cash, beginning of period	38,578	45,920
Cash, end of period	$36,592	$40,755

Supplemental Cash Flow Information
Cash paid (proceeds) for:
Interest	$—	$1,068
Income taxes	(183)	36

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

On February 13, 2024, the Company held a special general meeting of the shareholders of the Company to consider and vote upon the Merger Agreement, at which meeting the shareholders approved the Merger Agreement.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2024, the Company had an accumulated deficit of $313.5 million, with cash of $36.6 million and liabilities to users of $10.2 million. During the three months ended March 31, 2024, the Company incurred a net loss of $4.2 million. The Company used $0.3 million of cash in operations during the three months ended March 31, 2024. In April 2022, a subsidiary of the Company entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”).

Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions, timing of regulatory approvals related to new products and the substantial variability inherent in the Company’s wager-based revenues streams. These factors, along with the potential impacts of changes in the regulatory environment outside the Company’s control, indicate the potential that the Company’s operating forecast may be adversely impacted.

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility (“Amended Credit Facility”). The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Management believes the executed Amended Credit Facility and intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the ability to meet its current obligations as they come due for at least one year from the issuance of the consolidated financial statements. The Company was in compliance with all financial covenants associated with its Credit Facility as of March 31, 2024, however given the Company’s cash flow and net losses for the year ended March 31, 2024, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility. We expect to maintain compliance for at least one year from the issuance of the consolidated financial statements.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $277 and $624 for the three months ended March 31, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $28.5 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Revenue Recognition

Revenue from B2B Operations

The Company’s revenue from its B2B operations are primarily from its internet gaming Software-as-a-Service (“SaaS”) platform, GameSTACK, that its customers use to provide RMiG, online sports gaming and SIM services to its end users. The Company enters into contracts with its customers that generally range from three to five years and include renewal provisions. These contracts generally include provision of the internet gaming platform, content consisting of proprietary and third-party games, development services and support and marketing services. In certain cases, the contract may include computer hardware to be procured on behalf of the customer. The customers cannot take possession of the hosted GameSTACK software, and the Company does not sell or license the GameSTACK software.

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At March 31, 2024 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $47.1 million, of which the Company expects to satisfy $34.0 million within the next five year period, and the remaining over a ten year period.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At March 31, 2024 and December 31, 2023, the Company has recorded a liability due to its customers for their share of the fees of $1,994 and $1,994, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

Other services include the resale of third-party computer hardware, such as servers and other related hardware devices, upon which the GameSTACK software is installed for its customers. These products are not required to be purchased to access the GameSTACK platform but are sold as a convenience to the customer. The Company procures the computer hardware on the customer’s behalf for a fee determined based on the cost of the computer hardware plus a markup. The Company charges a hardware deployment fee which is a one-time fee for installation, testing and certification of the computer hardware at the gaming hosting facility. Revenue is recognized at the point in time when control of the hardware transfers to the customer. Control is transferred after the hardware has been procured, delivered, installed at the customer’s premises and configured to allow for remote access.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 7,300 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of general marketing and advertising costs, B2C user acquisition expenses and personnel costs within our sales and marketing functions. Sales and marketing costs are expensed as incurred.

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

Certain restricted share unit awards issued to non-employee members of the Company’s Board of Directors permit shares upon vesting to be withheld, as a means of meeting the non-employee director’s tax withholding requirements and paid in cash to the non-employee director. The Company additionally incurs share-based compensation expense under compensation arrangements with certain of its employees under which the Company will settle bonuses for a fixed dollar amount by issuing a variable number of shares based on the Company’s share price on the settlement date. These awards are classified as liability-based awards which are measured based on the fair value of the award at the end of each reporting period until settled. Related compensation expense is recognized based on changes to the fair value over the applicable service period.

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

Cash

Cash is comprised of cash held at the bank and third-party service providers. The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At March 31, 2024 and December 31, 2023, the related liabilities to users were $10,159 and $10,185, respectively.

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

Gaming licenses include license applications fees and market access payments in connection with agreements that the Company enters with strategic partners. The market access arrangements authorize the Company to offer online gaming and online sports betting in certain regulated markets. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives, beginning with the commencement of operations.

The fair value of acquired intangible assets are primarily determined using the income approach. In performing these valuations, the Company’s key underlying assumptions used in the discounted cash flows were projected revenue, gross margin expectations and operating cost estimates. There are inherent uncertainties and management judgment is required in these valuations.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three months ended March 31, 2024, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include synthetic equity liability due to a customer. See Note 14 — Commitments and Contingencies for further detail. The instrument includes Level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 and consisted of the following:

	Estimated Useful	March 31,	December 31,
	Life (in years)	2024	2023
Fixtures, fittings and equipment	3 - 5	$4,922	$5,052
Platform hardware	5	2,215	2,251
Total property and equipment, cost		7,137	7,303
Less: accumulated depreciation		(3,400)	(3,144)
Total		$3,737	$4,159

Depreciation expense related to property and equipment was $418 and $365 for the three months ended March 31, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Capitalized software development costs	$10,947	$10,759
Development in progress	502	494
Total capitalized software development, cost	11,449	11,253
Less: accumulated amortization	(3,455)	(2,883)
Total	$7,994	$8,370

At March 31, 2024, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $643 and $486 for the three months ended March 31, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted Average	March 31, 2024
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$33,842	$(28,414)	$5,428
Customer relationships	3.3	6,850	(5,835)	1,015
Trade names and trademarks	10.0	5,422	(1,977)	3,445
Gaming licenses	5.2	3,803	(2,130)	1,673
		$49,917	$(38,356)	$11,561

	Weighted Average	December 31, 2023
	Amortization	Gross
	Period (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$34,669	$(28,711)	$5,958
Customer relationships	3.3	6,977	(5,835)	1,142
Trade names and trademarks	10.0	5,549	(1,889)	3,660
Gaming licenses	5.4	3,617	(2,019)	1,598
		$50,812	$(38,454)	$12,358

Amortization expense related to intangible assets was $780 and $3,349 for the three months ended March 31, 2024 and 2023, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2024	$2,530
2025	3,201
2026	2,745
2027	2,156
2028	916
Thereafter	13
Total	$11,561

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 — DEBT

Credit Facility

On April 26, 2022, a subsidiary of the Company entered into the Credit Facility which provides for $30.0 million in aggregate principal amount of secured term loans with a floating interest rate of 3-month SOFR (subject to a 1% floor) + 9.5%. The Credit Facility had a maturity date of October 26, 2026, and was fully guaranteed by the Company. There were no scheduled principal payments due under the Credit Facility until maturity. Interest payments were payable in arrears in the last business day of each calendar quarter and at the maturity date.

The Company incurred $2.4 million in debt issuance costs during the year ended December 31, 2022, in connection with the Credit Facility, which was recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million. On April 13, 2023, the Credit Facility was extinguished in connection with executing the Amended Credit Facility with a new lender. The Company incurred $7.3 in prepayment penalties and recorded a loss on extinguishment of $8.8 million in other loss, net in the condensed consolidated statement of operations.

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of March 31, 2024
Credit Facility
Principal	10.22%	$45,538
Less unamortized debt issuance costs		(2,206)
Long-term debt, net		$43,332

The Company incurred $1,143 and $1,394 of interest expense, of which $247 and $326 relates to the amortization of debt issuance costs during the three months ended March 31, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At March 31, 2024, the 2020 Plan provided for grants of up to 11,075,190 ordinary shares and there were 3,297,425 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the three months ended March 31, 2024 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2023	2,680,190	$5.69	6.43	$1,877
Granted	50,000	0.01
Exercised	(5,778)	0.01
Forfeited/expired or cancelled	(227,476)	4.26
Outstanding at March 31, 2024	2,496,936	$5.72	6.41	$1,924,456
Options exercisable at March 31, 2024	1,741,367	$7.00	5.47	$912,941

The Company recorded share-based compensation expense related to share options of $416 and $655 for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation expense was recorded net of capitalized software development costs of $18 and $58 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was a total unrecognized compensation cost of $2,526 related to non-vested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the three months ended March 31, 2024, the Board of Directors approved the issuance of options to purchase 50,000 ordinary shares to employees under the 2020 Plan, all of which were share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As all such options are in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. The weighted average grant date fair value of options granted was $1.55 and $1.70 for the three months ended March 31, 2024 and 2023, respectively.

For options granted during the three months ended March 31, 2024, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding. For the three months ended March 31, 2024 and 2023, volatility, term, and risk-free interest rate were not meaningful inputs as all options were $0.01 per share for the Company’s European based employees.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the first quarter of 2024, there were no issuance of restricted share units to its non-employee directors or employees.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the three months ended March 31, 2024, 161,862 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 59,962 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $435 and $647 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was a total unrecognized compensation cost of $4,241 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.85 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the restricted share unit activity as of and for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	2,212,244	$2.49
Granted	—	—
Vested	(476,419)	2.69
Forfeited/expired or cancelled	(34,953)	3.29
Outstanding at March 31, 2024	1,700,872	$2.42

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

The Company recorded share-based compensation expense related to the restricted share awards of $42 for the three months ended March 31, 2023. There was no share-based compensation expense related to restricted share awards in the current year. As of December 31, 2023, all awards were vested and there were no additional issuances in the current year.

2020 Employee Stock Purchase Plan

The Board of Directors established the 2020 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company’s shareholders in July 2021. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The ESPP provides initially for 300,000 ordinary shares to be sold and increases on February 1, 2022, and on each subsequent February 1 through and including February 1, 2030, equal to the lesser of (i) 0.25 percent of the number of ordinary shares issued and outstanding on the immediately preceding December 31, or (ii) 100,000 ordinary shares, or (iii) such number of ordinary shares as determined by the Board of Directors.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company suspended its ESPP in February 2023. The Company issued 57,960 shares under the ESPP and recognized share-based compensation expense of $18 related to the ESPP during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company did not issue shares under the ESPP or recognize share-based compensation expense related to the ESPP.

Content Provider Issuance

On March 29, 2023, the Company amended and restated its commercial agreement with a content provider. In conjunction with this agreement, the Company entered into a Subscription Agreement with the content provider, under which the content provider has subscribed to 1,250,000 of the Company’s ordinary shares. These shares were issued on April 25, 2023. On May 8, 2023, the Company registered the shares in connection with an S-1 resale registration statement. Refer to Note 14 – Commitments and Contingencies for further details.

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $183 and $178 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 — (LOSS) EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2024	2023
Numerator-basic and diluted:
Net (loss) income	$(4,160)	$1,501

Denominator:
Basic weighted average ordinary shares outstanding	45,134,267	42,982,255
Effective of dilutive securities (1)
Share options outstanding	—	1,121,001
Ordinary shares issued in connection with Content Provider Agreement	—	1,250,000
Restricted share units	—	1,846,926
Diluted weighted average ordinary shares	45,134,267	47,200,182

Basic (loss) earnings per share	$(0.09)	$0.03
Diluted (loss) earnings per share	$(0.09)	$0.03

(1)	For the three months ended March 31, 2024, potentially dilutive securities consisting of certain share options, nonvested restricted shares and restricted share units totaling 4,197,808 shares were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive due to the Company incurring a net loss during the three months ended March 31, 2024. For the three months ended, March 31, 2023, 2,448,873 share options with an exercise price greater than the market price of the Company’s ordinary shares were excluded from the computation of diluted weighted average ordinary shares outstanding.

NOTE 10 — REVENUE

The following table reflects revenue recognized for the three months ended March 31, 2024 and 2023 in line with the timing of transfer of services:

	Three Months Ended
	March 31,
	2024	2023
Revenue from services delivered at a point in time	$18,304	$23,895
Revenue from services delivered over time	12,347	11,234
Total	$30,651	$35,129

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Contract liabilities from advance customer payments, beginning of the period	$7,873	$2,117
Contract liabilities from advance customer payments, end of the period (1)	9,000	2,655
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	798	223

(1)	Contract liabilities from advance customer payments, end of period consisted of $3,325 and $1,599 recorded in other current liabilities in the condensed consolidated balance sheets at March 31, 2024 and 2023, respectively and $5,675 and $1,056 recorded in other liabilities in the condensed consolidated balance sheet at March 31, 2024 and 2023, respectively.

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

Summarized financial information by reportable segments for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024			2023
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$12,347	$18,304	$30,651	$11,279	$23,850	$35,129
Cost of revenue (1)	2,081	7,242	9,323	1,995	8,166	10,161
Segment contribution	$10,266	$11,062	$21,328	$9,284	$15,684	$24,968

(1)	Excludes depreciation and amortization expense.

During the three months ended March 31, 2024 and 2023, one customer in the B2B segment individually accounted for 19.8% and 16.1% of total revenue, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Segment contribution (1)	$21,328	$24,968
Sales and marketing	6,017	7,184
Product and technology	9,616	9,578
General and administrative (1)	7,159	10,006
Depreciation and amortization	1,839	4,201
Interest expenses, net	1,132	1,716
Other income, net	(26)	(9,292)
(Loss) income before income taxes	$(4,409)	$1,575

(1)	Excludes depreciation and amortization expense.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended
	March 31,
	2024	2023
B2B:
Platform and content license fees	$9,667	$8,627
Development services and other	2,680	2,652
Total B2B revenue	12,347	11,279

B2C:
Sportsbook	5,873	9,967
Casino	11,709	13,189
Poker	722	694
Total B2C revenue	18,304	23,850
Total revenue	$30,651	$35,129

Revenue by location of the customer for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023
United States	$9,092	$8,516
Europe	11,604	12,677
Latin America	6,896	11,270
Rest of the world	3,059	2,666
	$30,651	$35,129

NOTE 12 — INCOME TAXES

The Company’s effective income tax rate was 5.6% and 4.7% for the three months ended March 31, 2024 and 2023, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three months ended March 31, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 13 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At March 31, 2024, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term. The Company elected to record short-term lease costs on a straight-line basis over the term of the leases related to its shared work space facilities primarily in the United States and London, and incurred $95 and $154 for the three months ended March 31, 2024 and 2023, respectively.

Operating Leases - Lessee

The following table discloses the operating asset and liability balances at March 31, 2024 and December 31, 2023:

		As of
Leases	Classification	March 31, 2024	December 31, 2023
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$4,048	$4,340

Liabilities
Current	Operating lease liabilities	$801	$804
Non-current	Operating lease liabilities – non-current	3,282	3,577
Total lease liabilities		$4,083	$4,381

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $558 and $378, at March 31, 2024 and December 31, 2023, respectively.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Operating lease costs were $285 and $106 for the three months ended March 31, 2024 and 2023, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
2024	$860
2025	1,146
2026	1,146
2027	1,146
2028	644
Total lease payments	4,942
Less: future interest costs	859
Present value of lease liabilities	$4,083

Other information related to leases as of and for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease weighted-average remaining lease term (years)	4.3	0.4
Operating lease weighted-average discount rate	9.0%	4.6%

Cash paid for the amounts included in the measurement of operating lease liabilities	$287	$113

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements granted the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers was committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company was required to pay fixed fees, totaling $48.5 million, of which $8.5 million were due upon execution of the Agreements, and the remaining fixed fees were to be paid systematically over the initial five-year terms. Additional payments could have been required if the Company’s total revenue generated from the licensed content exceeded certain stipulated annual and cumulative thresholds during the contract term. Under the terms of the Agreements, the Content Providers were required to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

On January 27, 2022, the Company served a termination notice, for cause, to a Content Provider as certain conditions precedent associated with the completion of contractual obligations had not been satisfied by the agreed upon period in 2021. In accordance with the agreement, termination for cause results in a return of the initial payment of $3.5 million. In response to the Company’s termination notice, the Content Provider responded by alleging the Content Provider had met its contractual obligations, thereby obligating the Company to make the next scheduled $3.0 million payment. In March 2022, the Content Provider served the Company a notice of default letter notifying the Company of its alleged material breach of the agreement and disputing the validity of the termination. On April 25, 2022, the Content Provider attempted to serve formal notice of termination of the agreement, reaffirming the $3.0 million obligation. The Company continues to assert that all contractual obligations to the Content Provider have been relieved as a result of the Company’s initial termination notice and will vigorously defend any claims made by the Content Provider. The Company further recognized an impairment loss related to the initial payment of $3.5 million in the statement of operations for the year ended December 31, 2022, and there have been no updates to the matter since the prior reporting period.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the other Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement. The Company recorded a gain of $9.3 million related to the extinguishment of the fixed fees recognized in other income, net during the three months ended March 31, 2023, net of the value associated with the settlement of the stock subscription obligation. At March 31, 2024, the Company had no remaining liabilities related to the Amended Agreement.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued its noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of March 31, 2024 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

On September 12, 2023, the Supreme Court of Chile issued a ruling requiring one telecommunication company to block 23 iGaming websites. The ruling related specifically to one local internet service provider (“ISP”), and a state-owned land-based casino which holds the rights to offer online sports betting (“the Local Provider”). The order to block the websites only applied to the 23 specific URL addresses mentioned in the legal action. The Local Provider’s legal action was based on a “protection recourse” filing and assert that the Local Provider’s constitutional right to maintain a legal monopoly over sports betting was infringed upon. The Supreme Court of Chile’s ruling only affected the named parties of the case and did not establish legal precedent. In response to the ruling, the Company modified the URL and resumed operations.

On December 12, 2023, the Chamber of Deputies Hall held a legislative discussion on a bill that regulates the development of online betting platforms in Chile. The bill was approved by the Chamber and will proceed to the second constitutional process in the Senate.

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 21.0% and 28.7% of total consolidated revenue for the three months ended March 31, 2024 and 2023, respectively.

Synthetic Equity

Pursuant to the binding term sheet previously entered into with Red Rock Resorts, Inc., the Company entered into the Master Gaming Services Agreement with Station Casinos LLC (“Station”) on March 30, 2023, to launch GameSTACK and GAN Sports RMiG and sportsbook solutions at its properties through self-service kiosks as well as through on-premises and statewide mobile versions in Nevada, subject to applicable licensure. As an additional incentive for Station to support the commercial success of the launch in Nevada, the Master Gaming Services Agreement includes a Synthetic Equity Addendum which would require that the Company make a payment to Station in the event of a change of control in the Company (the “Change of Control Payment”), subject to certain conditions outlined in the Synthetic Equity Addendum. The Change of Control Payment is payable only in the event that a change of control occurs during the period as specified by the Synthetic Equity Addendum and that the Company’s market capitalization has increased during that time, calculated as proscribed by the Synthetic Equity Addendum, which the amount of such payment ranging from 2.5% to 5% of such increase in market capitalization over approximately $2.00 per share, depending on whether certain minimum revenue conditions are met over the next five years. The payment represents an equity-linked financial instrument containing service, performance and market conditions and is measured and classified in accordance with stock-based compensation guidance. The initial grant-date fair value represents an upfront payment to a customer for the maximum tranche which will be attributed as contra revenue over the estimated initial contract term as revenue is earned under the arrangement such that the recognition of the constraints is not probable to result in a material reversal of revenue. The initial grant date liability will be marked to market at each reporting period through operating income (loss). The Company valued the liability utilizing a Monte Carlo simulation and determined the value to be approximately $1.1 million at grant-date and recorded within other assets and other liabilities in the condensed consolidated balance sheet. A Monte Carlo simulation includes numerous scenarios, including assumptions of probability weighted-likelihood of different outcomes. As facts and circumstances become known or knowable at each reporting period, the probability of certain scenarios will change, which will increase or decrease the value. The classification of the liability will be reassessed when a change of control event is probable.

On November 7, 2023, the Company entered into the Merger Agreement at a share price of $1.97. The close of the merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities and other conditions. The Company anticipates that securing such regulatory approvals will take some time, and that the closing of the Merger may not occur until late 2024 or early 2025. Refer to Note 1. As the Company entered into, and announced, the Merger Agreement prior to the revenue conditions being met, and the share price would be less than $2.00 per share threshold, there would be no liability. A 75% probability was applied to the sale scenario resulting in $0 value and 25% to the year-end Monte Carlo value which assumes a sale in the future with potential revenue thresholds being met. As of December 31, 2023, the fair value was determined to be approximately $0.3 million. On March 31, 2024, the fair value was determined to be approximately $0.3 million. The recurring value is not sensitive to significant changes in inputs due primarily to the weighting of the sale scenario. Changes to probability could result in increases or decreases to the valuation of the liability in the future.

As of December 31, 2023, the underlying revenue arrangement has commenced, and the asset is probable of recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2023 Form 10-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our 2023 Annual Report on Form 10-K. There have been no material changes during the periods covered by this Quarterly Report on Form 10-Q from the critical policies described in our Form 10-K.

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

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in these forward-looking statements. Factors that might cause such differences are described in “Item 1A. Risk Factors” in our 2023 Form 10-K and in this Quarterly Report on Form 10-Q.

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

Overview

GAN Limited is an exempted holding company organized in Bermuda exempted holding company and through its subsidiaries, consists of two lines of business. We are a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Beginning with our January 2021 acquisition of Vincent Group p.l.c., a Malta public limited company (“Coolbet”), we are also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, which offers consumers in select markets in Northern Europe, Latin America, and Canada access to a digital portal for engaging in sports betting, online casino games, and poker. These two lines of business are also the Company’s reportable segments.

The B2B segment develops, markets, and sells instances of GameSTACK, GAN Sports, and iSight Back Office technology that incorporates comprehensive player registration, account funding and back-office accounting and management tools that enable casino operators to efficiently, confidently and effectively extend their online presence.

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

Our net loss was $4.2 million for the three months ended March 31, 2024, and net income was $1.5 million for the three months ended March 31, 2023.

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

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Revenue	$30,651	$35,129	$(4,478)	(12.7)%
Operating costs and expenses
Cost of revenue (1)	9,323	10,161	(838)	(8.2)%
Sales and marketing	6,017	7,184	(1,167)	(16.2)%
Product and technology	9,616	9,578	38	0.4%
General and administrative (1)	7,159	10,006	(2,847)	(28.5)%
Depreciation and amortization	1,839	4,201	(2,362)	(56.2)%
Total operating costs and expenses	33,954	41,130	(7,176)	(17.4)%
Operating loss	(3,303)	(6,001)	2,698	(45.0)%
Interest expenses, net	1,132	1,716
Other income, net	(26)	(9,292)	9,266	(99.7)%
(Loss) income before income taxes	(4,409)	1,575	(5,984)	n.m.
Income tax (benefit) expense	(249)	74	(323)	n.m.
Net (loss) income	$(4,160)	$1,501	$(5,661)	n.m.

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended
	March 31,		Percentage of Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
United States	$9,092	$8,516	29.7%	24.2%	$576	6.8%
Europe	11,604	12,677	37.9%	36.1%	(1,073)	(8.5)%
Latin America	6,896	11,270	22.5%	32.1%	(4,374)	(38.8)%
Rest of the world	3,059	2,666	9.9%	7.6%	393	14.7%
Total revenue	$30,651	$35,129	100.0%	100.0%	$(4,478)	(12.7)%

Revenue

Revenue was $30.7 million for the three months ended March 31, 2024, a decrease of $4.5 million from the comparable period in 2023. The decrease was primarily attributable to a decrease in our B2C operations in Latin America and Europe driven by reduced player activity and lower margins resulting from unfavorable event outcomes.

Revenue fluctuations in the United States are the result of our expansion into Nevada within our B2B operations. The fluctuations in Europe and Latin America were primarily attributable to our B2C operations. The increase in the rest of the world was driven primarily by growth in our Ontario operations in the B2B segment.

Cost of Revenue

Cost of revenue was $9.3 million for the three months ended March 31, 2024, a decrease of $0.8 million in the comparable period in 2023. This decrease was due to overall decreased activity in the B2C operations.

Sales and Marketing

Sales and marketing expense was $6.0 million for the three months ended March 31, 2024, a decrease of $1.2 million from the comparable period in 2023. The decrease was primarily attributable to the Company’s deployment of the affiliate marketing strategy in the Latin America region that reduces the up-front marketing costs required for customer acquisition.

Product and Technology

Product and technology expense was $9.6 million for the three months ended March 31, 2024, which was relatively consistent with the comparable period in 2023.

General and Administrative

General and administrative expense was $7.2 million for the three months ended March 31, 2024, a decrease of $2.9 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $1.8 million for three months ended March 31, 2024, a decrease of $2.4 million from the comparable period in 2023. The decrease was primarily due to the reduction of depreciable assets that were fully amortized compared to the prior periods.

Income Tax Expense

We recorded income tax benefit of $0.3 million for the three months ended March 31, 2024, reflecting an effective tax rate of 5.6%, compared to income tax expense of $0.1 million for the three months ended March 31, 2023, reflecting an effective tax rate of 4.7%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended March 31, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	March 31,		Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
B2B
Revenue	$12,347	$11,279	100.0%	100.0%	$1,068	9.5%
Cost of revenue (1)	2,081	1,995	16.9%	17.7%	86	4.3%
B2B segment contribution	$10,266	$9,284	83.1%	82.3%	$982	10.6%
B2C
Revenue	$18,304	$23,850	100.0%	100.0%	$(5,546)	(23.3)%
Cost of revenue (1)	7,242	8,166	39.6%	34.2%	(924)	(11.3)%
B2C segment contribution	$11,062	$15,684	60.4%	65.8%	$(4,622)	(29.5)%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue increased $1.0 million primarily due to an expansion of our B2B offerings in the state of Nevada.

B2B cost of revenue was relatively consistent with the prior comparable period in 2023.

Segment contribution for B2B, which excludes depreciation and amortization expense, increased by 10.6% due to the increase in revenue described above.

B2C Segment

B2C revenue decreased $5.6 million primarily due to reduced player activity in Latin America and lower sports margins.

B2C cost of revenue decreased $0.9 million primarily due to reduced player activity in Latin America.

Segment contribution for B2C, which excludes depreciation and amortization expense, decreased by 29.5%. This decrease was primarily driven by the decrease in revenues described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Net (loss) income	$(4,160)	$1,501
Income tax expense (benefit)	(249)	74
Interest expense	1,132	1,716
Gain on amendment of Content Licensing Agreement (1)	—	(9,292)
Depreciation and amortization	1,839	4,201
Share-based compensation and related expense (2)	869	1,839
Adjusted EBITDA	$(569)	$39

(1) Includes $9.3 million gain related to the extinguishment of the fixed fees recognized in other income, net within the condensed consolidated statement of operations for the three months ended March 31, 2023.

(2) Includes $0.9 million and $1.4 million in equity-classified expense for the three months ended March 31, 2024 and 2023, respectively, and expense of $0.0 million and $0.1 million from liability-classified awards for the three months ended March 31, 2024 and 2023, respectively. Such amounts excluded capitalized amounts. Additionally, share-based compensation and related expense includes $0.5 million of bonus expense, inclusive of employer taxes, that was to be settled in equity, for the three months ended March 31, 2023. Refer to Note 7 Share-based Compensation for further details.

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

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
B2B Gross Operator Revenue (in millions)	$632.0	$422.8	$209.2	49.5%
B2B Take Rate	2.0%	2.7%	(0.7)%	(27.6)%
B2C Active Customers (in thousands)	222	257	(35)	(13.6)%
B2C Marketing Spend Ratio	23.2%	21.0%	2.2%	10.3%
B2C Sports Margin	5.7%	7.1%	-1.4%	(19.7)%

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

The increase in Gross Operator Revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was driven primarily by organic growth in Pennsylvania, Michigan, New Jersey, Connecticut, and Ontario.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a decrease in our contractual revenue rates pursuant to an agreement regarding the expiration of an exclusivity period with a B2B customer.

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

The decrease in B2C Active Customers for the three months ended March 31, 2024 was primarily driven by limited customer acquisition in Latin America. The decrease in the first quarter contributed to the revenue decrease for the three months ended March 31, 2024.

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

The increase in the B2C Marketing Spend Ratio for the three ended March 31, 2024, was primarily driven by limited customer acquisition in Latin America.

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

The fluctuations in the B2C Sports Margin for the three months ended March 31, 2024, were primarily attributable to the outcomes of individual sporting events

Liquidity and Capital Resources

Material Cash Commitments

Our primary uses of cash include funding our ongoing working capital needs and developing and maintaining our proprietary software platforms. Such capital allocations are contemplated while considering other opportunities we may have to deploy our capital.

The execution of our growth strategy will require continued significant capital expenditures, and we expect to continue investing in our products and technologies as we seek to scale our business.

We utilized cash in investing activities of $0.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Of these activities, expenditures related to internally developed capitalized software represented $0.5 million and $1.3 million, respectively, and property and equipment (including licenses for internal use software) represented $0.1 million and $0.3 million, respectively.

Sources of Liquidity

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities, including our U.S. initial public offering and term credit facility, and cash on hand.

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We obtained waivers for all financial covenants as of March 31, 2023, and were in compliance as of March 31, 2024.

On April 13, 2023, we executed agreements to amend the Credit Facility (forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt in the accompanying condensed consolidated financial statements for further detail with respect to the Amended Credit Facility.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Net cash used in operating activities	$(280)	$(4,175)	$3,895	(93.3)%
Net cash used in investing activities	(727)	(1,762)	1,035	(58.7)%
Net cash provided by (used in) financing activities	3	(47)	50	n.m.
Effect of foreign exchange rates on cash	(982)	819	(1,801)	n.m.
Net decrease in cash	$(1,986)	$(5,165)	$3,179	(61.5)%

n.m. = not meaningful

Operating Activities

Net cash used in operating activities decreased $3.9 million primarily due to an increase in cash generated from working capital of 2.4 million. The remaining decrease in cash used in operating activities was due to overall decreased costs that contributed to a decrease in loss from operations.

Investing Activities

Net cash used in investing activities decreased $1.0 million primarily due to a reduction of capitalized development of $1.0 million primarily related to the B2B segment.

Financing Activities

Net cash provided by financing activities was relatively consistent with the comparable period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer (together, the “Certifying Officers”), as appropriate to allow for timely decisions regarding required disclosure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

During the course of management’s prior year-end procedures, the Company’s management and audit committee of the board of directors identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed and determined that these deficiencies constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of March 31, 2024.

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

Item 1A. Risk Factors

There are no material changes from the risk factors as disclosed in Part I, Item 1A under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated November 7, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company	8-K	2.1	November 8, 2023
2.2	Amendment to Agreement and Plan of Merger dated December 14, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company	8-K	2.2	December 15, 2023
3.1	Memorandum of Association of GAN Limited	F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited	F-1	3.2	April 27, 2020
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: May 9, 2024	By:	/s/ SEAMUS MCGILL
Seamus McGill
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Chief Financial Officer
(Principal Financial and Accounting Officer)

