Form 10-Q
period 2024-06-30
GAN Ltd
filed 2024-08-09
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At August 5, 2024, there were 45,472,877 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$36,861	$38,578
Accounts receivable, net of credit losses of $158 and $244 at June 30, 2024 and December 31, 2023, respectively	8,847	11,417
Prepaid expenses	3,686	3,344
Other current assets	4,461	3,202
Total current assets	53,855	56,541

Capitalized software development costs, net	7,704	8,370
Intangible assets, net	10,653	12,358
Operating lease right-of-use assets	3,822	4,340
Other assets	5,152	5,895
Total assets	$81,186	$87,504

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,255	$6,971
Accrued compensation and benefits	7,202	7,849
Accrued content license fees	1,928	4,024
Liabilities to users	10,201	10,185
Current operating lease liabilities	811	804
Other current liabilities	8,217	6,891
Total current liabilities	34,614	36,724

Deferred income taxes	3,790	3,793
Long-term debt	44,498	42,189
Non-current operating lease liabilities	3,041	3,577
Other liabilities	5,394	5,825
Total liabilities	91,337	92,108
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 45,393,951 and 45,071,578 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	454	451
Additional paid-in capital	337,987	336,552
Accumulated deficit	(315,196)	(309,305)
Accumulated other comprehensive loss	(33,396)	(32,302)
Total shareholders’ deficit	(10,151)	(4,604)
Total liabilities and shareholders’ equity (deficit)	$81,186	$87,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$35,560	$33,758	$66,211	$68,887

Operating costs and expenses
Cost of revenue (1)	10,244	9,485	19,567	19,646
Sales and marketing	7,056	7,324	13,073	14,508
Product and technology	8,137	11,238	17,753	20,816
General and administrative (1)	7,980	10,029	15,139	20,035
Depreciation and amortization	1,914	4,243	3,753	8,444
Total operating costs and expenses	35,331	42,319	69,285	83,449
Operating income (loss)	229	(8,561)	(3,074)	(14,562)
Interest expense, net	1,157	905	2,289	2,621
Other loss (income), net	27	8,358	1	(934)
Loss before income taxes	(955)	(17,824)	(5,364)	(16,249)
Income tax expense	776	585	527	659
Net loss	$(1,731)	$(18,409)	$(5,891)	$(16,908)

Loss per share, basic and diluted	$(0.04)	$(0.42)	$(0.13)	$(0.39)

Weighted average ordinary shares outstanding, basic and diluted	45,390,559	44,147,701	45,262,413	43,568,197

(1)	Excludes depreciation and amortization expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(1,731)	$(18,409)	$(5,891)	$(16,908)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(327)	155	(1,094)	1,121
Comprehensive loss	$(2,058)	$(18,254)	$(6,985)	$(15,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at January 1, 2024	45,071,578	$451	$336,552	$(309,305)	$(32,302)	$(4,604)
Net loss	—	—	—	(4,160)	—	(4,160)
Foreign currency translation adjustments	—	—	—	—	(767)	(767)
Share-based compensation	—	—	840	—	—	840
Restricted share activity	476,419	4	(5)	—	—	(1)
Issuance of ordinary shares upon exercise of stock options	5,778	—	—	—	—	—
Repurchase of restricted shares to pay tax liability (Note 7)	(167,833)	(2)	(229)	—	—	(230)
Balance at March 31, 2024	45,385,942	$454	$337,159	$(313,465)	$(33,069)	$(8,922)
Net loss	—	—	—	(1,731)	—	(1,731)
Foreign currency translation adjustments	—	—	—	—	(327)	(327)
Share-based compensation	—	—	831	—	—	831
Restricted share activity	8,195	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	2,234	—	—	—	—	—
Repurchase of restricted shares to pay tax liability (Note 7)	(2,420)	—	(3)	—	—	(3)
Balance at June 30, 2024	45,393,951	$454	$337,987	$(315,196)	$(33,396)	$(10,151)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at January 1, 2023	42,894,211	$429	$328,998	$(274,861)	$(33,798)	$20,768
Net income	—	—	—	1,501	—	1,501
Foreign currency translation adjustments	—	—	—	—	966	966
Share-based compensation	—	—	1,382	—	—	1,382
Restricted share activity	377,944	4	-	—	—	4
Repurchase of restricted shares to pay tax liability (Note 7)	(49,157)	(1)	(78)	—	—	(79)
Issuance of ordinary shares upon ESPP purchases	57,960	1	64	—	—	65
Balance at March 31, 2023	43,280,958	$433	$330,366	$(273,360)	$(32,832)	$24,607
Net loss	—	—	—	(18,409)	—	(18,409)
Foreign currency translation adjustments	—	—	—	—	155	155
Share-based compensation	—	—	1,621	—	—	1,621
Restricted share activity	148,080	1	1	—	—	2
Repurchase of restricted shares to pay tax liability (Note 7)	(952)	—	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	5,129	—	—	—	—	—
Issuance of ordinary shares in connection with Content Provider Agreement	1,250,000	13	1,950	—	—	1,963
Balance at June 30, 2023	44,683,215	$447	$333,938	$(291,769)	$(32,677)	$9,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(5,891)	$(16,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	2,953	7,708
Depreciation on property and equipment and finance lease right-of-use assets	801	736
Non-cash interest and amortization of debt discount and debt issuance costs	2,309	1,564
Share-based compensation expense	1,641	3,049
Gain on extinguishment of content liability	—	(9,717)
Loss on extinguishment of debt	—	8,784
Deferred income tax	118	324
Change in fair value of synthetic equity	—	221
Other	(86)	(149)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	948	3,902
Prepaid expenses	(397)	993
Other current assets	(1,360)	(360)
Other assets	433	(1,747)
Accounts payable	(628)	(1,699)
Accrued compensation and benefits	(459)	2,191
Accrued content license fees	(434)	(308)
Liabilities to users	354	(2,033)
Other current liabilities	1,409	1,171
Other liabilities	(802)	930
Net cash provided by (used in) operating activities	909	(1,348)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(933)	(1,987)
Purchases of gaming licenses	(216)	(305)
Purchases of property and equipment	(206)	(1,277)
Net cash used in investing activities	(1,355)	(3,569)

Cash Flows From Financing Activities
Repurchase of restricted shares to pay tax liability	3	(409)
Proceeds from issuance of long-term debt	—	4,733
Payment of debt issuance costs	—	(3,143)
Proceeds from issuance of ordinary shares under ESPP	—	66
Net cash provided by financing activities	3	1,247

Effect of foreign exchange rates on cash	(1,274)	1,137

Net decrease in cash	(1,717)	(2,533)
Cash, beginning of period	38,578	45,920
Cash, end of period	$36,861	$43,387

Supplemental Cash Flow Information
Cash paid for:
Interest	$—	$1,068
Income taxes	37	158
Non-cash activities:
Right-of-use asset obtained in exchange for new operating lease liability	—	2,076
Contract asset and contingent liability related to synthetic equity	—	1,143

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

On February 13, 2024, the Company held a special general meeting of the shareholders of the Company to consider and vote upon the Merger Agreement, at which meeting the shareholders approved the Merger Agreement. Also, the waiting period under applicable antitrust laws expired on June 6, 2024, and on June 27, 2024, the Company received clearance under CFIUS.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of June 30, 2024, the Company had an accumulated deficit of $315.2 million, with cash of $36.9 million and liabilities to users of $10.2 million. During the three and six months ended June 30, 2024, the Company incurred a net loss of $1.7 million and $5.9 million, respectively. The Company generated $0.9 million of cash provided by operations during the six months ended June 30, 2024. In April 2022, a subsidiary of the Company entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”).

Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions, and the substantial variability inherent in the Company’s wager-based revenues streams. These factors, when considered together with potential covenant breaches under the Company’s Credit Facility indicate uncertainty related to the ability of the company to meet its current obligations as they come due.

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility and increase the principal balance from $30.0 million to $42.0 million (forming the “Amended Credit Facility”). The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt for further details. Management believes the executed Amended Credit Facility and the Company’s intent and ability to complete the remaining cost mitigation plans alleviate uncertainty regarding the ability to meet its current obligations as they come due for at least one year from the issuance of the consolidated financial statements. The Company was in compliance with all financial covenants associated with its Credit Facility as of June 30, 2024, however given the Company’s cash flow and net losses for the sixth months ended June 30, 2024, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility. We expect to maintain compliance for at least one year from the issuance of the consolidated financial statements.

To the extent that the Company’s current resources, including its ability to generate operating cash flows, are insufficient to satisfy its cash requirements, the Company may seek additional equity or debt financing. The Company’s ability to do so depends on prevailing economic conditions and other factors, many of which are beyond management’s control. The Company does not currently have any such credit facilities or similar debt arrangements in place, outside of the Amended Credit Facility described above, and cannot provide any assurance as to the availability or terms of any additional future financing that it may require to support its operations. If the needed financing is not available, or if the terms of financing are less desirable than expected, the Company may be forced to decrease its level of investment in new products and technologies, discontinue further expansion of the business, or scale back its existing operations, any of which could have an adverse impact on the Company and its financial prospects.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $780 and $392 for the three months ended June 30, 2024 and 2023, respectively, and $1,057 and $1,016 for the six months ended June 30, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $28.8 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not historically sustained any credit losses from instruments held at these financial institutions. However, during the quarter ended June 30, 2024, the Company determined that there was a credit risk with a certain payment service provider (“PSP”) servicing the B2C segment in the amount of $1.9 million which has been classified as other current assets at June 30, 2024.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At June 30, 2024 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $45.4 million, of which the Company expects to satisfy $33.0 million within the next five year period, and the remaining over a ten year period.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At June 30, 2024 and December 31, 2023, the Company recorded a liability due to its customers for their share of the fees of $1,889 and $1,994, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 7,600 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cash

Cash is comprised of cash held at banks and third-party service providers (“PSPs”). Certain PSPs require rolling reserves on daily cash deposits that have varying short term durations, not exceeding six months, which are generally available to satisfy potential chargebacks. These balances are included within cash on the accompanying condensed consolidated balance sheets. The rolling reserve balances was $4.0 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively.

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the condensed consolidated balance sheets and are not subject to creditor claims. At June 30, 2024 and December 31, 2023, the related liabilities to users were $10,201 and $10,185, respectively.

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

Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three and six months ended June 30, 2024, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

Leases

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. In accordance with ASC 842, Leases, the Company recognizes for all leases, except short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for the lease and non-lease components of its leases as a single lease component. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the condensed consolidated balance sheets. Lease expense is recognized on a straight-line basis based on the total contractually required lease payments, over the term of the lease.

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

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include synthetic equity liability due to a customer. See Note 15 — Commitments and Contingencies for further detail. The instrument includes Level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand disclosures about a public entity’s reportable segments and require more enhanced information about a reportable segment’s significant expenses, interim segment profit or loss, and a description of how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocated resources. The amendments clarify that a single reportable segment entity must apply ASC 280 in its entirety. The update will be effective for the annual periods beginning after December 15, 2023, or interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early application permitted. We are currently assessing the effect of this update on our consolidated financial statements and related disclosures.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 and consisted of the following:

	Estimated Useful	June 30,	December 31,
	Life (in years)	2024	2023
Fixtures, fittings and equipment	3 - 5	$4,424	$5,052
Platform hardware	5	1,975	2,251
Total property and equipment, cost		6,399	7,303
Less: accumulated depreciation		(2,909)	(3,144)
Total		$3,490	$4,159

Depreciation expense related to property and equipment was $385 and $371 for the three months ended June 30, 2024 and 2023, respectively, and $801 and $736 for the six months ended June 30, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Capitalized software development costs	$11,689	$10,759
Development in progress	126	494
Total capitalized software development, cost	11,815	11,253
Less: accumulated amortization	(4,111)	(2,883)
Total	$7,704	$8,370

At June 30, 2024, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $697 and $490 for the three months ended June 30, 2024 and 2023, respectively, and $1,340 and $976 for the six months ended June 30, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	June 30, 2024
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	5.0	$33,553	$(28,556)	$4,997
Customer relationships	3.3	6,805	(5,917)	888
Trade names and trademarks	10.0	5,378	(2,143)	3,235
Gaming licenses	5.3	3,798	(2,265)	1,533
		$49,534	$(38,881)	$10,653

	Weighted	December 31, 2023
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	5.0	$34,669	$(28,711)	$5,958
Customer relationships	3.3	6,977	(5,835)	1,142
Trade names and trademarks	10.0	5,549	(1,889)	3,660
Gaming licenses	5.4	3,617	(2,019)	1,598
		$50,812	$(38,454)	$12,358

Amortization expense related to intangible assets was $834 and $3,383 for the three months ended June 30, 2024 and 2023, respectively, and $1,614 and $6,732 for the six months ended June 30, 2024 and 2023, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2024	$1,685
2025	3,182
2026	2,725
2027	2,139
2028	908
Thereafter	14
Total	$10,653

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

The Company incurred $2.4 million in debt issuance costs during the year ended December 31, 2022, in connection with the Credit Facility, which was recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million. On April 13, 2023, the Credit Facility was extinguished in connection with executing the Amended Credit Facility with a new lender. The Company incurred $7.3 million in prepayment penalties and recorded a loss on extinguishment of $8.8 million in other loss, net in the condensed consolidated statement of operations.

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of June 30, 2024
Credit Facility
Principal	10.22%	$46,453
Less unamortized debt issuance costs		(1,955)
Long-term debt, net		$44,498

The Company incurred $1,166 and $913 of interest expense, of which $252 and $200 relates to the amortization of debt issuance costs, during the three months ended June 30, 2024 and 2023, respectively, and $2,310 and $2,307 of interest expense, of which $499 and $526 relates to the amortization of debt issuance costs, during the six months ended June 30, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At June 30, 2024, the 2020 Plan provided for grants of up to 11,075,190 ordinary shares and there were 3,356,755 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the six months ended June 30, 2024 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2023	2,680,190	$5.69	6.43	$1,877
Granted	50,000	0.01
Exercised	(8,012)	0.01
Forfeited/expired or cancelled	(274,841)	5.15
Outstanding at June 30, 2024	2,447,337	$5.66	6.13	$1,899
Options exercisable at June 30, 2024	1,786,821	$6.92	5.29	$986

The Company recorded share-based compensation expense related to share options of $403 and $879 for the three months ended June 30, 2024 and 2023, respectively, and $819 and $1,535 for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation expense was recorded net of capitalized software development costs of $38 and $58 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was a total unrecognized compensation cost of $2,077 related to non-vested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the six months ended June 30, 2024, the Board of Directors approved the issuance of options to purchase 50,000 ordinary shares to employees under the 2020 Plan, all of which were share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As all such options are in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. The weighted average grant date fair value of options granted was $1.55 and $0.00 for the three months ended June 30, 2024 and 2023, respectively, and $1.55 and $1.70 for the six months ended June 30, 2024 and 2023, respectively.

For options granted during the six months ended June 30, 2024, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding. For the three and six months ended June 30, 2024 and 2023, volatility, term, and risk-free interest rate were not meaningful inputs as all outstanding options were $0.01 per share for the Company’s European based employees.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the first and second quarter of 2024, there were no issuances of restricted share units to its non-employee directors or employees.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the three months ended June 30, 2024, 3,890 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 912 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $386 and $749 for the three months ended June 30, 2024 and 2023, respectively, $822 and $1,396 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was a total unrecognized compensation cost of $3,407 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.61 years.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

A summary of the restricted share unit activity as of and for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	2,212,244	$2.49
Granted	—	—
Vested	(484,614)	2.68
Forfeited/expired or cancelled	(46,918)	3.11
Outstanding at June 30, 2024	1,680,712	$2.42

Restricted Share Awards

Restricted share awards are issued to non-employee directors and certain key employees. The value of a restricted stock award is based on the market value of the Company’s ordinary shares at the date of the grant.

The Company recorded share-based compensation expense related to the restricted share awards of $41 for the three months ended June 30, 2023 and $83 for the six months ended June 30, 2023. There was no share-based compensation expense related to restricted share awards in the current year. As of December 31, 2023, all awards were vested and there were no additional issuances in the current year.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The ESPP is designed to allow eligible employees to purchase ordinary shares, at quarterly intervals, with their accumulated payroll deductions. The participants are offered the option to purchase ordinary shares at a discount during a series of successive offering periods. The option purchase price may be the lower of 85% of the closing trading price per share of the Company’s ordinary shares on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. An offering period is defined as a three-month duration commencing on or about March, June, September and December of each year, and one purchase period is included within each offering period. The Company’s first offering period commenced on June 1, 2022. The Company suspended its ESPP in February 2023. The Company issued 57,960 shares under the ESPP and recognized share-based compensation expense of $18 related to the ESPP during the six months ended June 30, 2023. During the three and six months ended June 30, 2024, the Company did not issue shares under the ESPP or recognize share-based compensation expense related to the ESPP.

Content Provider Issuance

On March 29, 2023, the Company amended and restated its commercial agreement with a content provider. In conjunction with this agreement, the Company entered into a Subscription Agreement with the content provider, under which the content provider has subscribed to 1,250,000 of the Company’s ordinary shares. These shares were issued on April 25, 2023. On May 8, 2023, the Company registered the shares in connection with an S-1 resale registration statement. Refer to Note 15 – Commitments and Contingencies for further details.

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $160 and $177 for the three months ended June 30, 2024 and 2023, respectively, and $343 and $355 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 — Other Loss (Income), Net

Other loss (income), net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Other income (1)	$—	$(427)	$(26)	$(9,718)
Other loss (2)	27	8,784	27	8,784
Total other loss (income), net	$27	$8,358	$1	$(934)

(1)	Includes gain on extinguishment of $0.4 million and $9.7 million during the three and six months ended June 30, 2023 as a result of the Company amending its agreement with a content provider to relieve $15.0 million in fixed payments.
(2)	Includes loss on debt extinguishment of $8.8 million during the three and six months ended June 30, 2023 as a result of the Company entering into the Amended Credit Facility on April 31, 2023. Refer to Note 6 – Debt for further details.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share options	2,447,337	3,488,663	2,447,337	3,488,663
Restricted shares	—	17,218	—	17,218
Restricted share units	1,680,712	1,862,370	1,680,712	1,862,370
Total	4,128,049	5,368,251	4,128,049	5,368,251

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 11 — REVENUE

The following table reflects revenue recognized for the three and six months ended June 30, 2024 and 2023 in line with the timing of transfer of services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from services delivered at a point in time	$22,570	$23,863	$40,875	$47,763
Revenue from services delivered over time	12,990	9,895	25,336	21,124
Total	$35,560	$33,758	$66,211	$68,887

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

In August 2023, WSI US, LLC (“WynnBet”) notified the Company of its intent to modify its multi-state revenue contract with the Company and, in November 2023, the Company completed its negotiations with WynnBet (the “WynnBet modification”). The results of renegotiations were primarily to amend performance obligations such that (i) obligations in certain states that had not launched at the modification date were formally terminated, (ii) obligations in certain states that launched prior to the modification date had the term reduced, and (iii) obligations in certain states such as Nevada, Massachusetts and New York would continue under more favorable commercial terms. The total consideration allocated to these modifications was $5.0 million, which was paid in November 2023.

The Company determined that the remaining performance obligations related to each state that either already launched or would launch under the modified agreement and allocated the $5.0 million consideration based on the estimated value attributable to each remaining performance obligation to be recognized over the remaining term.

WynnBet further agreed to terms for the state of Michigan governed by as separate revenue arrangement that provided WynnBet with an optional performance obligations for either migrations services or termination rights, at their choosing, of $5.0 million. In June 2024, WynnBet completed its sale of its Michigan business to Caesars Entertainment, Inc. (“Caesars”) and the Company entered into an agreement with Caesars to perform the migration services and added one performance obligation for the duration of the migration period, both of which were expected to be completed by September 2024. As of June 30, 2024, the Company performed migration services and recognized revenue in the amount of $1.4 million which represented the proportional effort completed relative to the total migration services.

Additional consideration was provided related to the Company’s right of first refusal to obtain WynnBet’s operation in the state of Michigan amounting to $1.8 million. WynnBet exercised this option in the quarter end March 31, 2024. As of June 30, 2024, the Company recognized revenue in the amount of $0.3 million and expects to recognize the remaining amount by September 2024.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contract liabilities from advance customer payments, beginning of the period	$9,000	$2,655	7,873	$2,117
Contract liabilities from advance customer payments, end of the period (1)	8,946	2,607	8,946	2,607
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	1,103	263	1,287	457

(1)	Contract liabilities from advance customer payments, end of period consisted of $5,279 and $1,760 recorded in other current liabilities in the condensed consolidated balance sheets at June 30, 2024 and 2023, respectively and $3,667 and $847 recorded in other liabilities in the condensed consolidated balance sheet at June 30, 2024 and 2023, respectively.

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

Summarized financial information by reportable segments for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended
	June 30,
	2024			2023
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$12,990	$22,570	$35,560	$9,895	$23,863	$33,758
Cost of revenue (1)	2,211	8,033	10,244	2,078	7,407	9,485
Segment contribution	$10,779	$14,537	$25,316	$7,817	$16,456	$24,273

(1)	Excludes depreciation and amortization expense.

During the three months ended June 30, 2024 and 2023, one customer in the B2B segment individually accounted for 15.0% and 13.5% of total revenue, respectively.

Summarized financial information by reportable segments for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended
	June 30,
	2024			2023
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$25,336	$40,875	$66,211	$21,174	$47,713	$68,887
Cost of revenue (1)	4,292	15,275	19,567	4,073	15,573	19,646
Segment contribution	$21,044	$25,600	$46,644	$17,101	$32,140	$49,241

(1)	Excludes depreciation and amortization expense.

During the six months ended June 30, 2024 and 2023, one customer in the B2B segment individually accounted for 17.3% and 14.8% of total revenue, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to the consolidated loss before income taxes for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment contribution (1)	$25,316	$24,273	$46,644	$49,241
Sales and marketing	7,056	7,324	13,073	14,508
Product and technology	8,137	11,238	17,753	20,816
General and administrative (1)	7,980	10,029	15,139	20,035
Depreciation and amortization	1,914	4,243	3,753	8,444
Interest expense, net	1,157	905	2,289	2,621
Other loss (income), net	27	8,358	1	(934)
Loss before income taxes	$(955)	$(17,824)	$(5,364)	$(16,249)

(1)	Excludes depreciation and amortization expense.

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
B2B:
Platform and content license fees	$8,703	$7,243	$18,369	$15,870
Development services and other	4,287	2,652	6,967	5,304
Total B2B revenue	12,990	9,895	25,336	21,174

B2C:
Sportsbook	9,514	10,298	15,387	20,265
Casino	12,303	12,972	24,012	26,161
Poker	753	593	1,476	1,287
Total B2C revenue	22,570	23,863	40,875	47,713
Total revenue	$35,560	$33,758	$66,211	$68,887

Revenue by location of the customer for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$10,454	$7,296	$19,546	$15,812
Europe	14,120	12,107	25,728	24,784
Latin America	8,204	12,388	15,100	23,658
Rest of the world	2,782	1,967	5,837	4,633
Total revenue	$35,560	$33,758	$66,211	$68,887

NOTE 13 — INCOME TAXES

The Company’s effective income tax rate was (81.3)% and (3.3)% for the three months ended June 30, 2024 and 2023, respectively, and (9.8)% and (4.1)% for the six months ended June 30, 2024 and 2023, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three and six months ended June 30, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 14 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At June 30, 2024, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term. The Company elected to record short-term lease costs on a straight-line basis over the term of the leases related to its shared work space facilities primarily in the United States and London, and incurred $85 and $161 for the three months ended June 30, 2024 and 2023, respectively, and $181 and $547 for the six months ended June 30, 2024 and 2023, respectively.

Operating Leases - Lessee

The following table discloses the operating asset and liability balances at June 30, 2024 and December 31, 2023:

		As of
		June 30, 2024	December 31, 2023
Leases	Classification
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$3,822	$4,340

Liabilities
Current	Operating lease liabilities	$811	$804
Non-current	Operating lease liabilities – non-current	3,041	3,577
Total lease liabilities		$3,852	$4,381

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $744 and $378, at June 30, 2024 and December 31, 2023, respectively.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Operating lease costs were $283 and $151 for the three months ended June 30, 2024 and 2023, respectively, and $568 and $257 for the six months ended June 30, 2024 and 2023, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
Remainder of 2024	$568
2025	1,137
2026	1,137
2027	1,137
2028	636
Total lease payments	4,615
Less: future interest costs	762
Present value of lease liabilities	$3,852

Other information related to leases as of and for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended
	June 30,
	2024	2023
Operating lease weighted-average remaining lease term (years)	4.0	4.9
Operating lease weighted-average discount rate	9.0%	8.9%

Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$573	$215

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

Content Licensing Agreements

In the second quarter of 2021, the Company entered into Content Licensing Agreements (the “Agreements”) with two third-party gaming content providers (“Content Providers”) specializing in developing and licensing interactive games. The Agreements granted the Company exclusive rights to use and distribute the online gaming content in North America. Each of the Content Providers were committed to developing a minimum number of games for the Company’s exclusive use over the five-year term, subject to extensions, of the respective Agreement. In exchange, the Company was required to pay fixed fees, totaling $48.5 million, of which $8.5 million was due upon execution of the Agreements, and the remaining fixed fees were to be paid systematically over the initial five-year terms. Additional payments could have been required if the Company’s total revenue generated from the licensed content exceeded certain stipulated annual and cumulative thresholds during the contract term. Under the terms of the Agreements, the Content Providers were required to remit the cash flows from the online gaming content with its existing customers to the Company during the exclusivity period.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On March 29, 2023, the Company amended and restated its Content Licensing Agreement (the “Amended Agreement”) with the other Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement. The Company recorded a gain of $9.3 million related to the extinguishment of the fixed fees recognized in other income, net during the six months ended June 30, 2023, net of the value associated with the settlement of the stock subscription obligation. At June 30, 2024, the Company had no remaining liabilities related to the Amended Agreement.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued its noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of June 30, 2024 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 21.8% and 33.4% of total consolidated revenue for the three months ended June 30, 2024 and 2023, respectively, and 21.4% and 31.0% of total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively.

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

On November 7, 2023, the Company entered into the Merger Agreement at a share price of $1.97. The close of the merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities and other conditions. The Company anticipates that securing such regulatory approvals will take some time, and that the closing of the Merger may not occur until late 2024 or early 2025. Refer to Note 1 – Nature of Operations. As the Company entered into, and announced, the Merger Agreement prior to the revenue conditions being met, and the share price would be less than $2.00 per share threshold, there would be no liability. A 75% probability was applied to the sale scenario resulting in $0 value and 25% to the year-end Monte Carlo value which assumes a sale in the future with potential revenue thresholds being met. As of December 31, 2023, the fair value was determined to be approximately $0.3 million. On June 30, 2024, the fair value was determined to be approximately $0.3 million. The recurring value is not sensitive to significant changes in inputs due primarily to the weighting of the sale scenario. Changes to probability could result in increases or decreases to the valuation of the liability in the future.

The underlying revenue arrangement commenced in December 2023, and the asset is probable of recovery.

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

To meet demand and serve our U.S. casino operator clients, we continue to invest in our software engineering capabilities and expand our operational support. The most significant component of our operating costs generally relate to our employee salary and benefits costs. Also, operating costs include technology and corporate infrastructure related-costs, as well as marketing expenditures with a focus on increasing and retaining B2C end-users.

Our net loss was $1.7 million and $18.4 million for the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $16.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Revenue	$35,560	$33,758	$1,802	5.3%
Operating costs and expenses
Cost of revenue (1)	10,244	9,485	759	8.0%
Sales and marketing	7,056	7,324	(268)	(3.7)%
Product and technology	8,137	11,238	(3,101)	(27.6)%
General and administrative (1)	7,980	10,029	(2,049)	(20.4)%
Depreciation and amortization	1,914	4,243	(2,329)	(54.9)%
Total operating costs and expenses	35,331	42,319	(6,988)	(16.5)%
Operating income (loss)	229	(8,561)	8,790	n.m.
Interest expense, net	1,157	905	252	27.8%
Other loss (income), net	27	8,358	(8,331)	(99.7)%
Loss before income taxes	(955)	(17,824)	16,869	(94.6)%
Income tax expense	776	585	191	32.6%
Net loss	$(1,731)	$(18,409)	$16,678	(90.6)%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended
	June 30,		Percentage of Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
United States	$10,454	$7,296	29.4%	21.6%	$3,158	43.3%
Europe	14,120	12,107	39.7%	35.9%	2,013	16.6%
Latin America	8,204	12,388	23.1%	36.7%	(4,184)	(33.8)%
Rest of the world	2,782	1,967	7.8%	5.8%	815	41.5%
Total revenue	$35,560	$33,758	100.0%	100.0%	$1,802	5.3%

Revenue

Revenue was $35.6 million for the three months ended June 30, 2024, an increase of $1.8 million from the comparable period in 2023. The increase was primarily attributable to an increase in the United States resulting from the launch of our B2B operations in Nevada, and recognition of revenue related to migration services connected to a B2B partner exit in Michigan. Growth in Europe was driven by increased player activity within the B2C operations. These increases were partially offset by declines in the B2C operations in Latin America driven by reduced player activity, unfavorable exchange rates and lower margins resulting from unfavorable sporting event outcomes.

Cost of Revenue

Cost of revenue was $10.2 million for the three months ended June 30, 2024, an increase of $0.8 million in the comparable period in 2023. This increase was due to increased gaming taxes in our B2C operations in Latin America driven by the implementation of regulation.

Sales and Marketing

Sales and marketing expense was $7.1 million for the three months ended June 30, 2024, a decrease of $0.3 million from the comparable period in 2023. The decrease was primarily attributable to the Company’s deployment of the affiliate marketing strategy in the Latin America region that reduces the up-front marketing costs required for customer acquisition.

Product and Technology

Product and technology expense was $8.1 million for the three months ended June 30, 2024, a decrease of $3.1 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

General and Administrative

General and administrative expense was $8.0 million for the three months ended June 30, 2024, a decrease of $2.0 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $1.9 million for three months ended June 30, 2024, a decrease of $2.3 million from the comparable period in 2023. The decrease was primarily due to the reduction of depreciable assets that were fully amortized compared to the prior periods.

Income Tax Expense

We recorded income tax expense of $0.8 million for the three months ended June 30, 2024, reflecting an effective tax rate of (81.3)%, compared to income tax expense of $0.6 million for the three months ended June 30, 2023, reflecting an effective tax rate of (3.3)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended June 30, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Revenue	$66,211	$68,887	$(2,676)	(3.9)%
Operating costs and expenses
Cost of revenue (1)	19,567	19,646	(79)	(0.4)%
Sales and marketing	13,073	14,508	(1,435)	(9.9)%
Product and technology	17,753	20,816	(3,063)	(14.7)%
General and administrative (1)	15,139	20,035	(4,896)	(24.4)%
Depreciation and amortization	3,753	8,444	(4,691)	(55.6)%
Total operating costs and expenses	69,285	83,449	(14,164)	(17.0)%
Operating loss	(3,074)	(14,562)	11,488	(78.9)%
Interest expense, net	2,289	2,621	(332)	(12.7)%
Other income	1	(934)	935	n.m.
Loss before income taxes	(5,364)	(16,249)	10,885	(67.0)%
Income tax expense	527	659	(132)	(20.0)%
Net loss	$(5,891)	$(16,908)	$11,017	(65.2)%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Six Months Ended
	June 30,		Percentage of Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
United States	$19,546	$15,812	29.5%	23.0%	$3,734	23.6%
Europe	25,728	24,784	38.9%	36.0%	944	3.8%
Latin America	15,100	23,658	22.8%	34.3%	(8,558)	(36.2)%
Rest of the world	5,837	4,633	8.8%	6.7%	1,204	26.0%
Total revenue	$66,211	$68,887	100.0%	100.0%	$(2,676)	(3.9)%

Revenue

Revenue was $66.2 million for the six months ended June 30, 2024, a decrease of $2.7 million from the comparable period in 2023. The decrease was due to declines in the B2C operations in Latin America driven by reduced play activity, unfavorable exchange rates and lower margins resulting from unfavorable sporting event outcomes. The decrease was partially offset by increases in the United States resulting from the launch of our B2B operations in Nevada, and recognition of revenue related to migration services connected to a B2B partner exit in Michigan. Growth in Europe was driven by increased player activity within the B2C operations.

Cost of Revenue

Cost of revenue was $19.6 million for the six months ended June 30, 2024, which was relatively consistent with the comparable prior period.

Sales and Marketing

Sales and marketing expense was $13.1 million for the six months ended June 30, 2024, a decrease of $1.4 million from the comparable period in 2023. The decrease was primarily attributable to the Company’s deployment of the affiliate marketing strategy in the Latin America region that reduces the up-front marketing costs required for customer acquisition.

Product and Technology

Product and technology expense was $17.8 million for the six months ended June 30, 2024, a decrease of $3.1 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

General and Administrative

General and administrative expense was $15.1 million for the six months ended June 30, 2024, a decrease of $4.9 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $3.8 million for six months ended June 30, 2024, a decrease of $4.7 million from the comparable period in 2023. The decrease was primarily due to the reduction of depreciable assets that were fully amortized compared to the prior period.

Income Tax Expense

We recorded income tax expense of $0.5 million for the six months ended June 30, 2024, reflecting an effective tax rate of (9.8)%, compared to income tax expense of $0.7 million for the six months ended June 30, 2023, reflecting an effective tax rate of (4.1)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for six months ended June 30, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	June 30,		Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
B2B
Revenue	$12,990	$9,895	100.0%	100.0%	$3,095	31.3%
Cost of revenue (1)	2,211	2,078	17.0%	21.0%	133	6.4%
B2B segment contribution	$10,779	$7,817	83.0%	79.0%	$2,962	37.9%
B2C
Revenue	$22,570	$23,863	100.0%	100.0%	$(1,293)	(5.4)%
Cost of revenue (1)	8,033	7,407	35.6%	31.0%	626	8.5%
B2C segment contribution	$14,537	$16,456	64.4%	69.0%	$(1,919)	(11.7)%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue increased by $3.1 million primarily due to an expansion of our B2B offerings in the state of Nevada and the recognition of migration service revenue in the state of Michigan.

B2B cost of revenue increased by $0.1 million due to expansion of our B2B offerings in the state of Nevada.

Segment contribution for B2B, which excludes depreciation and amortization expense, increased by 37.9% due to the increase in revenue described above.

B2C Segment

B2C revenue decreased by $1.3 million primarily due to reduced player activity in Latin America and lower sports margins.

B2C cost of revenue increased by $0.6 million primarily due to reduced player activity in Latin America.

Segment contribution for B2C, which excludes depreciation and amortization expense, decreased by 11.7%. This decrease was primarily driven by the decrease in revenues described above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth our segment results for the periods indicated:

	Six Months Ended		Percentage of Segment
	June 30,		Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
B2B
Revenue	$25,336	$21,174	100.0%	100.0%	$4,162	19.7%
Cost of revenue (1)	4,292	4,073	16.9%	19.2%	219	5.4%
B2B segment contribution	$21,044	$17,101	83.1%	80.8%	$3,943	23.1%
B2C
Revenue	$40,875	$47,713	100.0%	100.0%	$(6,838)	(14.3)%
Cost of revenue (1)	15,275	15,573	37.4%	32.6%	(298)	(1.9)%
B2C segment contribution	$25,600	$32,140	62.6%	67.4%	$(6,540)	(20.3)%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue increased by $4.2 million primarily due to an expansion of our B2B offerings in the state of Nevada.

B2B cost of revenue, increased by $0.2 million primarily due to the expansion of our B2B offerings in the state of Nevada and the recognition of migration service revenue in the state of Michigan.

Segment contribution for B2B, which excludes depreciation and amortization expense, increased by 23.1% due to the increase in revenue described above.

B2C Segment

B2C revenue decreased by $6.8 million primarily due to reduced player activity in Latin America and lower sports margins.

B2C cost of revenue decreased by $0.3 million primarily due to reduced player activity in Latin America.

Segment contribution for B2C, which excludes depreciation and amortization expense, decreased by 20.3%. This decrease was primarily driven by the decrease in revenues described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Net loss	$(1,731)	$(18,409)	$(5,891)	$(16,908)
Income tax expense	776	585	527	659
Interest expense	1,157	905	2,289	2,621
Gain on amendment of Content Licensing Agreement	—	(427)	—	(9,719)
Loss on debt extinguishment	—	8,784	—	8,784
Revaluation of contingent liability	—	221	—	221
Depreciation and amortization	1,914	4,243	3,753	8,444
Share-based compensation and related expense (1)	870	2,069	1,740	3,908
Transaction related costs	744	—	744	—
Adjusted EBITDA	$3,730	$(2,029)	$3,162	$(1,990)

(1)	Includes $0.8 million and $1.6 million in equity-classified expense for the three months ended six months ended June 30, 2024 and 2023, respectively, and $1.7 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively, and expense of $0.0 million and $0.1 million from liability-classified awards for the three months ended June 30, 2024 and 2023, respectively, and $(0.0) million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Such amounts exclude capitalized amounts. Additionally, share-based compensation and related expense includes $0.5 million of bonus expense, inclusive of employer taxes, that was to be settled in equity, for the three months ended June 30, 2023, and $1.0 million for six months ended June 30, 2023. Refer to Note 7 – Share-based Compensation for further details.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
B2B Gross Operator Revenue (in millions)	$609.3	$436.0	$1,241.3	$858.8
B2B Take Rate	2.1%	2.3%	2.0%	2.5%
B2C Active Customers (in thousands)	237	257	328	359
B2C Marketing Spend Ratio	23%	20%	23%	21%
B2C Sports Margin	8.7%	8.5%	7.1%	7.7%

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

The increase in Gross Operator Revenue for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was driven primarily by organic growth in Pennsylvania, Michigan, New Jersey, Connecticut, and Ontario.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the three months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by a decrease in service revenues compared to the comparable prior year period.

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

The decrease in B2C Active Customers for the three months ended June 30, 2024 was primarily driven by limited customer acquisition in Latin America.

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

The increase in the B2C Marketing Spend Ratio for the three months ended June 30, 2024, was primarily driven by limited customer acquisition in Latin America.

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

The fluctuations in the B2C Sports Margin for the three and six months ended June 30, 2024, were primarily attributable to the outcomes of individual sporting events.

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

We utilized cash in investing activities of $1.4 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. Of these activities, expenditures related to internally developed capitalized software represented $0.9 million and $2.0 million, respectively, and property and equipment (including licenses for internal use software) represented $0.2 million and $1.3 million, respectively.

Sources of Liquidity

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities, including our U.S. initial public offering and term credit facility, and cash on hand.

In April 2022, we entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”). The Credit Facility contained affirmative and negative covenants, including certain financial covenants associated with our financial results. The financial covenants test periods began on March 31, 2023. We obtained waivers for all financial covenants as of March 31, 2023, and were in compliance as of June 30, 2024.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$909	$(1,348)	$2,257	n.m.
Net cash used in investing activities	(1,355)	(3,569)	2,214	(62.0)%
Net cash provided by financing activities	3	1,247	(1,244)	(99.8)%
Effect of foreign exchange rates on cash	(1,274)	1,137	(2,411)	n.m.
Net decrease in cash	$(1,717)	$(2,533)	$816	(32.2)%

n.m. = not meaningful

Operating Activities

Net cash provided by (used in) operating activities increased by $2.3 million primarily due to an increase in cash generated from working capital of $4.0 million. The remaining increase in cash provided by operating activities was due to overall decreased costs that contributed to a decrease in loss from operations.

Investing Activities

Net cash used in investing activities decreased by $2.2 million primarily due to a reduction of capitalized development of $1.1 million primarily related to the B2B segment, and a decrease in purchase of property and equipment of $1.1 million related to the Company’s new facilities in Europe incurred in the prior year.

Financing Activities

Net cash provided by financing activities decreased by $1.2 million, which was primarily related to the Company’s amendment of its credit facility amended in the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

During the course of management’s prior year-end procedures, the Company’s management and audit committee of the board of directors identified deficiencies in the design of the control environment whereby certain finance users were granted “super user” access and security administration rights to the financial reporting systems, the activity of these users with elevated access were not actively monitored, and no segregation of duties over journal entry preparation and approval within the B2C segment existed and determined that these deficiencies constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of June 30, 2024.

Remediation Plans

We continue to evaluate measures to remediate the identified material weakness. These measures include implementing appropriate controls to segregate journal entry preparation and approvals and to actively monitor finance users with elevated rights.

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

GAN Limited

Date: August 9, 2024	By:	/s/ SEAMUS MCGILL
Seamus McGill
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Chief Financial Officer
(Principal Financial and Accounting Officer)

