Form 10-K
period 2024-12-31
GAN Ltd
filed 2025-03-14
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39274

GAN LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Griffith Peak Drive, Suite 200

Las Vegas, Nevada 89135

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of June 30, 2024, based on last sale price as reported on The Nasdaq Capital Market on that date, was approximately $72.1 million.

At March 4, 2025, there were 45,796,224 ordinary shares outstanding.

Documents Incorporated by Reference:

Certain portions, as expressly described in this report of the registrant’s definitive Proxy Statement for the 2025 Annual Shareholder Meeting, to be filed within 120 days of December 31, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GAN LIMITED

2024 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements are subject to risks, uncertainties and assumptions about our Company. Our actual results of operations may differ materially from the forward-looking statements as a result of risk factors described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including, among other things:

●	our ability to generate and sustain profitability in light of the incurrence of net losses and negative cash flows;

●	our ability to successfully consummate the proposed merger with SEGA SAMMY CREATION, INC.

●	our ability to successfully develop, market or sell new products or adopt new technology platforms;

●	risks related to competition;

●	our ability to manage the substantial variability in our business operations and forecast our financial results in light of such variability;

●	risks related to our customer contracts, pursuant to which our revenues fluctuate with the use of our products or services;

●	risks related to our historical reliance on a small number of customers for a substantial portion of our revenues;

●	our ability to realize the anticipated benefits of our consummated acquisitions or investments in other companies, including our acquisition of Coolbet in January 2021;

●	risks related to the continued uncertainty in the global financial markets and unfavorable global economic conditions:

●	our ability to attract and retain qualified personnel;

●	risks related to the heavily regulated online gaming industry;

●	our ability to maintain good relations with our channel partners;

●	risks associated with our international operations and fluctuations in currency values;

●	risks related to unanticipated performance problems or bugs in our software product offerings; and

●	our ability to protect our intellectual property and proprietary rights.

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

The summary risk factors described above should be read together with the text of the full risk factors below described under “Item 1A. Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above, or described in full below, are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, stock price, financial condition and results of operations.

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

In our B2C segment, we operate a B2C casino and sports betting platform doing business as “Coolbet” that is accessible for gambling through the website www.coolbet.com in markets across Northern Europe, Latin America and Canada with over 1.9 million registered customers as of December 31, 2024. Coolbet holds, or is operating under, gambling licenses in Estonia, Malta, Sweden, Canada, and Mexico. The majority of Coolbet’s website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams. In 2024, our B2C revenue was generated from online casino games, online sports betting and online peer-to-peer poker, which comprised 60.2%, 36.0% and 3.8% of total revenue, respectively. B2C revenue slightly decreased 2.3% from $86.3 million in 2023 to $84.3 million in 2024 primarily due to a decline in the number of active customers in our Latin American markets during the current period. In addition to providing complementary technology to our B2B segment, we believe our B2C segment provides diversification of revenue streams and growth opportunities in international markets.

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

Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (a) approval by the Company’s shareholders of the Merger Agreement, the Merger and the Statutory Merger Agreement, (b) receipt of applicable antitrust and CFIUS approvals or the expiration of applicable waiting periods, (c) absence of any order or injunction prohibiting the consummation of the Merger and (d) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to certain customary qualifications) and compliance by the Company with its agreements and covenants contained in the Merger Agreement. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company anticipates that this will take some time, and that the closing of the Merger may not occur until the second quarter of 2025.

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

As of December 31, 2024, 38 U.S. states have approved legalized sports betting, along with Washington D.C., and real money iGaming is also presently legal in eight states. Each state or jurisdiction has unique regulatory and licensure requirements, and our ability to rapidly customize deployments and submit expeditiously for individual state gaming licensure has been a vital contributor to our success in the U.S. market. We enable our customers to deploy iGaming and online sportsbook offerings to their end users quickly, capturing valuable early-mover advantages in their relevant markets, such as the January 2021 launch in Michigan and the April 2022 launch in Ontario, Canada. We are presently licensed or approved to operate our RMiG platform in more than a dozen U.S. states, as well as Ontario, Canada and plan to continue to evaluate new opportunities to provide services in additional U.S. states in 2024 and beyond.

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

Super Remote Gaming Server

GameSTACK may also be configured as a “super” remote gaming server (“Super RGS”), otherwise known as a remote gaming server aggregator, which can be deployed on behalf of existing internet casino operators in various U.S. states that are operating on their own proprietary or third-party platform. Super RGS provides these operators with access to all of our proprietary games, our current (and all future) remote gaming server integrations, as well as our robust content library of internet casino games. Super RGS creates a technical and commercial vehicle for us to deliver our proprietary casino content and third-party game content across the entirety of the relevant U.S. intrastate markets. Our Super RGS provides for a cost and time savings for new and existing market operators to more efficiently manage their game content.

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

Online Casino

We offer thousands of digital and live dealer casino games provided by recognized game content creators, integrated into our proprietary technology. The casino product features many proprietary features and functionalities driving customer engagement. Live Casino, through its digital online casino offering in selected markets, allows customers to place wagers and play games through a real-time streaming video solution. Coolbet.com offers customers a catalog of over 8,500 third-party iGaming titles across skill-based games such as Poker and chance-based games, such as digital slot machines and table games such as Blackjack and Roulette.

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

We believe the principal competitive factors in our B2B operations include rapid deployment, ease of integration with existing and future content and gaming, ease of user registration and conversion, regulatory compliance, data security, back-office management systems, reliability, and platform extensibility.

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

For the year ended December 31, 2024, one of our customers, FanDuel, accounted for 15.3% of our total revenue. Beginning in 2013, we partnered with FanDuel’s majority shareholder, Flutter Entertainment plc (formerly known as PaddyPower Betfair plc), to support FanDuel’s rapid deployment of online sports betting sites in selected states that had legalized single-game sports betting. Under our current commercial agreements, we provide access to the GameSTACK platform and provide development and support services to FanDuel in the U.S. and Ontario, Canada.

Our U.S. commercial agreement with FanDuel provided that we were the exclusive provider of their casino gaming operations for a three year period, which exclusivity ended in January 2023. Following the exclusivity period, FanDuel has the right to use other casino gaming solutions, subject to a requirement to pay us revenue calculated as a certain percentage of their net gaming revenue from RMiG operations. Accordingly, we could experience a significant decline in our revenue now that the exclusivity period has expired. We currently support FanDuel’s RMiG casino operations in the U.S. states of Connecticut, Michigan, New Jersey, Pennsylvania, and West Virginia. Our current U.S. commercial contract with FanDuel expired in January 2025.

Our B2C casino and sports betting platform is accessible for wagering through the website www.coolbet.com in markets across Northern Europe, Latin America, and Canada. Coolbet.com originally launched May 2016 and as of December 31, 2024, had over 1.9 million registered customers. The majority of website traffic comes from mobile customers and each region features customized interfaces with localized product offerings and local language support teams.

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

Intellectual Property Rights

We rely on a combination of copyright, trademark and/or trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our intellectual property. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of December 31, 2024, we had two registered trademarks in the United Kingdom relating to our proprietary technology.

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

Our B2B operations are licensed and regulated by the United Kingdom (“U.K.”) Gambling Commission, and are certified for the Italian market by the Gaming Labs International in Italy, the Alcohol and Gaming Commission of Ontario in Canada, Agua Caliente, the Arizona Department of Gaming, the Connecticut Division of Gaming, the Gila River Indian Community, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the West Virginia Lottery Commission, the Michigan Gaming Control Board, the Tennessee Education Lottery Corporation, the Colorado Department of Revenue Division of Gaming, the Arizona Department of Gaming, the Connecticut Department of Consumer Protection — Gaming Division, the Mississippi Gaming Commission, the Arkansas Racing Commission, the Massachusetts Gaming Commission, the Maryland Lottery & Gaming Control, the Virginia Lottery, the Sault Ste. Marie Tripe of Chippewa Indians Gaming Commission, Seneca Gaming Authority, and the Nevada Gaming Control Board. Entry into new geographies will require us to engage with additional regulatory authorities.

Our B2C operations are also required to hold licenses in several jurisdictions. We hold gaming licenses in Estonia, Malta, Mexico, Sweden, and Peru. Our B2C sportsbook technology and technical platform is also certified by an accredited third-party according to the licensing requirements of the applicable gaming regulatory authorities. We also have customers in jurisdictions that currently do not have a local licensing scheme but are accessible through our existing licenses. A number of these jurisdictions are evaluating the adoption of a local licensing scheme for the online sports betting and gaming operations that we currently offer. If regulations requiring licensure are adopted in those jurisdictions, we intend to apply for licensing, but we cannot be assured that we will receive licenses in each instance or that changes in regulation will not adversely impact our business.

Licensing Process

We are required to secure, and maintain, licenses to operate in each new jurisdictions where we conduct business and will need to secure additional licenses in order to expand operations to new markets. In newly regulated markets, new licensing regimes may impose licensing conditions, such as the requirement to locate significant technical infrastructure within the relevant territory or establish real-time data interfaces with the regulator that present operational challenges or may stop the licensee from being able to offer the full range of our products. Certain jurisdictions require us to hold a distributor license, while in other jurisdictions we need to qualify for a vendor license to supply our licensed customers. The licensing process can be burdensome and lengthy, depending on the local jurisdiction and their relative ability to move quickly, which is outside our control. Some jurisdictions will allow us to operate on a provisional license while the regulators process our applications. Other jurisdictions require full licensure prior to commencing operations. Accordingly, even as new regulated markets emerge, it is difficult to predict how quickly we will be able to derive revenues in such jurisdictions.

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

Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure our users are of a certain age to participate; routine monitoring of user activity; and risk-based user due diligence to ensure player funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. All of our games and platforms are certified and tested by various private accreditation organizations, such as the Gaming Laboratories International, which is a leading industry provider for online gaming testing and certification.

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

Human Capital Resources

We are committed to investing in our employees while nurturing a work environment that fosters global and cross-functional collaboration. Our leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences.

Our Global Workforce

As of December 31, 2024, we had 626 total employees, of which 621  were full-time and 5 were part-time. Approximately 90% of these employees were located outside the United States. The majority of our employees work within the operations function, which includes the majority of the technical and product employees. The charts below show our global employee population by region and operational function.

Workforce by Region:
Europe	511
United States	62
Latin America	31
Rest of World	22

Workforce by Function:
Operations	87%
Non-operations	13%

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

Employee Engagement

It’s our goal to continue to provide an environment where our employees can be the best versions of themselves and have the support they need to deliver extraordinary results for themselves and our company. We expanded our employee engagement programming to accommodate local gatherings where we have a concentrated employee base. For other locales with a much more distributed workforce, virtual group and team events were offered. We also held several local events in the jurisdictions where we operate to build a sense of company community.

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

Since our inception, we have typically operated at a loss. At December 31, 2024 we had an accumulated deficit of $317.3 million. We incurred a net loss of $8.0 million and $34.4 million for the years ended December 31, 2024 and 2023, respectively. Additional losses would impair our liquidity and may require us to raise additional capital or to curtail certain of our operations in an effort to preserve capital. Incurring additional losses could also erode investor confidence in our ability to manage our business effectively and result in a decline in the price of our ordinary shares. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Report and Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements for additional information regarding our liquidity position.

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

For the years ended December 31, 2024 and 2023, our largest customer FanDuel accounted for 15.3% and 16.4%, respectively, of our total revenue. For the years ended December 31, 2024 and 2023, FanDuel accounted for 42.4% and 42.5%, respectively, of our total accounts receivable, net of credit losses. Customer concentration in our B2B segment will tend to be more pronounced as we expand our revenue from a smaller base.

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

We have experienced significant non-cash impairment charges to our intangible assets, which may affect our results of operations in the future.

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

We rely primarily on a combination of trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We generally require our employees, consultants and advisors to enter into invention contribution and confidentiality agreements. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, the laws of many countries, including countries where we conduct business, do not protect our proprietary rights to as great an extent as do the laws of the United States and European countries. Our reliance upon copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies.

We may in the future need to initiate litigation to enforce our intellectual property rights. Litigation can be expensive and time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

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

Risks Related to the Merger

Regulatory approvals of the Merger may not be received, may take longer than expected, or may impose conditions that could allow SEGA SAMMY CREATION to abandon the Merger.

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

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of SEGA SAMMY CREATION’S or the combined company’s business. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, or result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

The Merger Agreement between us, SEGA SAMMY CREATION and Merger Sub may be terminated in accordance with its terms and the Merger may not be completed.

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

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder approvals, SEGA SAMMY CREATION’S may terminate the Merger Agreement if applicable gaming regulatory authorities impose restrictions or impositions that would have a material adverse effect on SEGA SAMMY CREATION’S or the combined company’s business, or we or SEGA SAMMY CREATION may elect to terminate the Merger Agreement in certain other circumstances.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual consolidated financial statements will not prevented or detected on a timely basis.

During the year, the Company’s management implemented remediation plans to remove access and security admin (“super user”) rights to the financial reporting systems. However, the deficiency surrounding the controls related to the segregation of duties over journal entry preparation and approval within the B2C segment remained. While the Company continues to implement controls to remediate the material weakness, the material weakness has not been resolved as of December 31, 2024. We can give no assurances that these measures will remediate the remaining material weakness in internal controls, or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls could result in errors in our financial statement that may lead to restatements of our financial statements or failure to meet reporting obligations. Any such failure could also lead to reputational damage and a decrease in the market price of our stock.

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

As a result of our global operations, we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar. Our primary currency exposures are the British Pound, Euro, Bulgarian Lev, Israeli Shekel, Mexican Peso, Peruvian Sol, Chilean Peso, and Swedish Krona. For example, we have a significant amount of our Euro-denominated transactions associated with revenue, a devaluation of the Euro relative to the U.S. dollar would adversely affect our results of operations reported in the U.S. dollar. As our transactions in British Pounds are primarily expenses, a decline of the U.S. dollar relative to the British Pound would negatively impact our results of operations reported in the U.S. dollar. The financial condition, results of operations and cash flows of some of our operating entities are reported in currencies other than the U.S. dollar and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against those other currencies generally will have a negative impact on our reported revenue and profits while depreciation of the U.S. dollar against other currencies will generally have positive effect on reported revenue and profits. Any significant decline in the value of these currencies as compared to the U.S. dollar would have a material adverse impact on our results of operations.

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

We are a Bermuda exempted company. As a result, the rights of holders of our ordinary shares will be governed by Bermuda law and our memorandum of association and by-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. Bermuda legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Bermuda law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors. A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to enforce, in the United States, judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. federal securities laws. We have been advised by our special Bermuda counsel that uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, or entertain action in Bermuda against us or our directors or officers.

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

Our CISO, who reports directly to the Chief Technology Officer, is a Certified Information Systems Security Professional with over 20 years of experience managing information technology and cybersecurity matters, including more than five years in gaming and three  years at GAN Limited. Members of the information security team who support the security program hold relevant educational and professional credentials with experience in similar roles from other technology companies. The CISO and Information Security team, together with our Privacy and Data Protection Team, led by a dedicated Data Protection Officer are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. In the last fiscal year, we have not identified any prior cybersecurity incidents that have materially affected us, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors”.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 10845 Griffith Peak, Suite 200, Las Vegas, Nevada 89135. In addition to our corporate headquarters, we have regional offices in Bulgaria, Israel, and Estonia. We lease our corporate headquarters and each of our regional offices. Our B2C segment operates out of our European regional offices, and our B2B segment operates out of our corporate headquarters in Las Vegas. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, the Company had no share repurchases.

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

Overview

GAN Limited is an exempted holding company organized in Bermuda exempted holding company and through its subsidiaries, consisting of two lines of business. We are a business-to-business (“B2B”) supplier of enterprise Software-as-a-Service (“SaaS”) solutions for online casino gaming, commonly referred to as iGaming, and online sports betting applications. Beginning with our January 2021 acquisition of Vincent Group p.l.c., a Malta public limited company (“Coolbet”), we are also a business-to-consumer (“B2C”) developer and operator of an online sports betting and casino platform, which offers consumers in select markets in Northern Europe, Latin America, and Canada access to a digital portal for engaging in sports betting, online casino games, and poker. These two lines of business are also the Company’s reportable segments.

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

Our net loss was $8.0 million and $34.4 million for the years ended December 31, 2024 and 2023, respectively.

We believe that our current technology is highly scalable and can support the launch of our product offerings for new customers and in new jurisdictions. We expect to improve our profitability through increased revenues from:

●	organic growth of our existing casino operators,

●	expansion into newly regulated jurisdictions with existing and new customers,

●	margin expansion driven by the integration of Coolbet’s sports betting technology in our B2B product offerings,

●	strategically reducing our existing worldwide global workforce to simplify and streamline our organization and strengthen the overall competitiveness of our B2B segment

●	revenue expansion from the roll-out of our Super RGS content offering to B2C operators who are not already clients, and

●	organic growth of our B2C business in existing and new jurisdictions.

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

Consolidated Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Revenue	$134,998	$129,419	$5,579	4.3%
Operating costs and expenses
Cost of revenue (1)	40,431	38,700	1,731	4.5%
Sales and marketing	25,303	28,972	(3,669)	(12.7)%
Product and technology	34,246	38,243	(3,997)	(10.5)%
General and administrative (1)	30,984	36,657	(5,673)	(15.5)%
Depreciation and amortization	7,634	17,161	(9,527)	(55.5)%
Total operating costs and expenses	138,598	159,733	(21,135)	(13.2)%
Operating loss	(3,600)	(30,314)	26,714	(88.1)%
Other loss, net	4,634	3,992	642	16.1%
Loss before income taxes	(8,234)	(34,306)	26,072	(76.0)%
Income tax (benefit) expense	(275)	138	(413)	n.m.
Net loss	$(7,959)	$(34,444)	$26,485	(76.9)%

(1) Excludes depreciation and amortization expense

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Year Ended December 31,		Percentage of Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
United States	$42,277	$31,758	31.3%	24.5%	$10,519	33.1%
Europe(1)(2)	52,324	47,788	38.8%	36.9%	4,536	9.5%
Latin America(3)	31,467	39,935	23.3%	30.9%	(8,468)	(21.2)%
Rest of the world(4)	8,930	9,938	6.6%	7.7%	(1,008)	(10.1)%
Total revenue	$134,998	$129,419	100.0%	100.0%	$5,579	4.3%

(1) Finland revenue was $17.9 million and $16.7 million for the years ended December 31, 2024 and 2023, respectively.

(2) Norway revenue was $19.5 million and $16.0 million for the years ended December 31, 2024 and 2023, respectively.

(3) Chile revenue was $29.6 million and $36.4 million for the years ended December 31, 2024 and 2023, respectively.

(4) Canada revenue was $8.9 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively.

Revenue

Revenue was $135.0 million for the year ended December 31, 2024, an increase of $5.6 million from the comparable period in 2023. The increase was primarily attributable to an increase in the United States resulting from the expansion of our B2B operations in Nevada and recognition of revenue related to migration services connected to a B2B partner exit in Michigan. Growth in Europe was driven by increased player activity and higher margins resulting from favorable sporting event outcomes within the B2C operations. These increases were partially offset by declines in the B2C operations in Latin America driven by reduced player activity and unfavorable exchange rates.

Cost of Revenue

Cost of revenue was $40.4 million for the year ended December 31, 2024, an increase of $1.7 million from the comparable period in 2023. This increase was due to increased gaming taxes in our B2C operations in Latin America driven by the implementation of recent tax legislation and the expansion of our B2B offerings in Nevada.

Sales and Marketing

Sales and marketing expense was $25.3 million for the year ended December 31, 2024, a decrease of $3.7 million from the comparable period in 2023. The decrease was primarily attributable to the Company’s deployment of an affiliate marketing strategy in the Latin America region that reduces the up-front marketing costs required for customer acquisition.

Product and Technology

Product and technology expense was $34.3 million for the year ended December 31, 2024, a decrease of $4.0 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

General and Administrative

General and administrative expense was $31.0 million for the year ended December 31, 2024, a decrease of $5.7 million from the comparable period in 2023. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $7.6 million for the year ended December 31, 2024, a decrease of $9.5 million from the comparable period in 2023. The decrease was primarily due to the reduction of depreciable assets that were fully amortized compared to the prior period.

Income Tax Expense

We recorded income tax benefit of $0.3 million for the year ended December 31, 2024, reflecting an effective tax rate of 3.3%, compared to income tax expense of $0.1 million for the year ended December 31, 2023, reflecting an effective tax rate of (0.4)%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current and deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth our segment results for the periods indicated:

	Year Ended		Percentage of Segment
	December 31,		Revenue		Change
	2024	2023	2024	2023	Amount	Percent
(dollars in thousands)
B2B
Revenue	$50,716	$43,154	100.0%	100.0%	$7,562	17.5%
Cost of revenue (1)	9,459	8,424	18.7%	19.5%	1,035	12.3%
B2B segment contribution	$41,257	$34,730	81.3%	80.5%	$6,527	18.8%
B2C
Revenue	$84,282	$86,265	100.0%	100.0%	$(1,983)	(2.3)%
Cost of revenue (1)	30,972	30,276	36.7%	35.1%	696	2.3%
B2C segment contribution	$53,310	$55,989	63.3%	64.9%	$(2,679)	(4.8)%

(1) Excludes depreciation and amortization expense

B2B Segment

B2B revenue increased $7.6 million primarily due to an expansion of our B2B offerings in the state of Nevada and the recognition of migration service revenue and termination fees in the states of Michigan and New York, respectively.

B2B cost of revenue increased $1.0 million primarily due to an expansion of our B2B offerings in Nevada.

B2C Segment

B2C revenue decreased $2.0 million primarily due to reduced player activity and unfavorable exchange rates in Latin America partially offset by growth in Europe.

B2C cost of revenue was relatively consistent with the prior year period.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the consolidated statements of operations for the years specified:

	Year Ended
	December 31,
	2024	2023
(in thousands)
Net loss	$(7,959)	$(34,444)
Income tax expense (benefit)	(275)	138
Interest expense	4,607	5,003
Gain on amendment of Content Licensing Agreement	—	(9,718)
Loss on debt extinguishment	—	8,784
Contingent liability and related revaluation (1)	—	(830)
Depreciation and amortization	7,634	17,161
Share-based compensation and related expense (2)	3,688	5,511
Transaction related expenses	888	—
Adjusted EBITDA	$8,583	$(8,395)

(1) Includes a $0.8 million release of the contingent liability that was initially recognized upon execution of the amendment to an agreement with a content provider for the year ended December 31, 2023. See Note 3 – Acquisition in the accompanying consolidation financial statements for further details.

(2) Includes $3.6 million and $5.4 million in equity-classified expense for the years ended December 31, 2024 and 2023, respectively, $0.0 million and $0.1 million in liability-classified expense, for the years ended December 31, 2024 and 2023, respectively. Such amounts excluded capitalized amounts. Refer to Note 9 – Share-based Compensation in the accompanying consolidated financial statements for further details.

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

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent
B2B Gross Operator Revenue (in millions)	$2,514.6	$1,657.8	$856.8	51.7%
B2B Take Rate	2.0%	2.6%	(0.6)%	(22.5)%
B2C Active Customers (in thousands)	436	500	(64)	(12.8)%
B2C Marketing Spend Ratio	21.7%	23.6%	(1.9)%	(8.1)%
B2C Sports Margin	7.5%	7.0%	0.5%	6.9%

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

The increase in Gross Operator Revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was driven primarily by organic growth in Pennsylvania, Michigan, New Jersey, Connecticut and Ontario.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The decrease in B2B Take Rate for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by a decrease in our contractual revenue rates related to the expiration of an exclusivity period with a B2B customer in 2023.

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

The decrease in B2C Active Customers for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by reduced customer acquisition in Latin America.

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

The decrease in B2C Marketing Spend Ratio for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by the deployment of affiliate marketing strategies primarily in Latin America.

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

The increase in B2C Sports Margin for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to the outcomes of individual sports events.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had an accumulated deficit of $317.3 million. During the year ended December 31, 2024, we incurred a net loss of $8.0 million. We generated $5.8 million of cash in operations during the year ended December 31, 2024. Cash on hand totaled $38.7 million as of December 31, 2024 and liabilities to users totaled $9.9 million as of December 31, 2024.

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

In accordance with Accounting Standards Codification (“ASC”), 205-40, Going Concern, the Company has evaluated whether there are condition and events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the accompanying consolidated financials are issued. The Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations have been and will be negatively affected by the expiration of the Company’s U.S., commercial contract with FanDuel in January of 2025. The expiration of the contract with FanDuel will negatively impact the Company’s revenue and is an indicator that raises uncertainty related to the ability of the Company to meet its current obligations as they come due. However, the Company has prepared mitigation plans including deferral of hiring, exiting certain negative margin geographies of operations, and reducing headcount to achieve cash flow targets. The Company’s cash flows from operations and cost mitigation plans alleviate the uncertainty through March 14, 2026, one year from the issuance of accompanying consolidated financial statements.

In addition, the Company’s Amended Credit Facility with SEGA SAMMY HOLDINGS, INC., which is an affiliate entity of SEGA SAMMY CREATION, the announced acquirer of the Company, will mature on April 14, 2026. In the event the merger does not close, an uncertainty will exist related to the Company’s ability to settle the credit facility at maturity based on the forecasted cash flows of the Company. In such a scenario, the Company will seek out additional financing. Failure to obtain additional funding in such circumstances may require the Company to significantly curtail its operations and/or dispose of certain operations or assets. However, no assurance can be provided that additional funding will be available at terms acceptable to the Company, if at all.

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

During the year ended December 31, 2021, we entered into a Content Licensing Agreement with a third-party gambling content provider (the “Content Provider”) specializing in development and licensing interactive games, (as amended in April 2022 and March 2023 the “Content Licensing Agreement”). The Content Licensing Agreement grants us exclusive right to use and distribute the online gaming content in North America. The Content Provider was previously required to develop a minimum number of games for our exclusive use over the five-year term, subject to extensions. In exchange, we were required to pay fixed fees, over the initial five-year term, and additional payments if annual and cumulative thresholds were not met. In March 2023 the Company amended and restated the Content Licensing Agreement with the Content Provider which resulted in a reduced contract term and a reduction in the fixed fees payable under the arrangement. As of December 31, 2023, the remaining fixed fees payable under the arrangement was $2.2 million, recorded in other current liabilities within the consolidated balance sheets, and the remaining liability was settled in March 2024 with the conclusion of the contract term.

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

We utilized cash in investing activities of $3.1 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. Expenditures related to internally developed capitalized software represented $2.3 million and $3.3 million, respectively, purchases of gaming licenses represented $0.3 million and $0.4 million, respectively, and property and equipment (including licenses for internal use software) represented $0.5 million and $3.1 million, respectively.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	December 31,		Change
(dollars in thousands)	2024	2023	Amount	Percent
Net cash provided by (used in) operating activities	$5,813	$(3,565)	$9,378	n.m.
Net cash used in investing activities	(3,130)	(6,815)	3,685	(54.1)%
Net cash provided by financing activities	2	1,347	(1,345)	(99.9)%
Effect of foreign exchange rates on cash	(2,521)	1,691	(4,212)	n.m.
Net increase (decrease) in cash	$164	$(7,342)	$7,506	n.m.

n.m. = not meaningful

Operating Activities

Net cash provided by (used in) operating activities increased by $9.4 million primarily resulting from a decrease in net loss after adjustments to reconcile net loss to cash flows from operations of $18.1 million, offset by a fluctuation in working capital of $(8.8) million. Net loss after adjustments to reconcile net loss to cash flows from operations decreased due to overall decreased costs that contributed to a decrease in loss from operations.

Investing Activities

Net cash used in investing activities decreased by $3.7 million primarily due to a reduction of costs eligible for capitalization of $0.9 million primarily related to the B2B segment and a decrease in purchase of property and equipment of $2.6 million related to the Company’s new facilities in Europe incurred in the prior year.

Financing Activities

Net cash provided by financing activities decreased by $1.4 million primarily due to the Company’s amendment of its credit facility in the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

GAN Limited

Las Vegas, Nevada

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of GAN Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAN LIMITED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$38,742	$38,578
Accounts receivable, net of credit losses of $186 and $244 at December 31, 2024 and December 31, 2023, respectively	7,043	11,417
Prepaid expenses	3,165	3,344
Other current assets	3,879	3,202
Total current assets	52,829	56,541

Capitalized software development costs, net	7,430	8,370
Intangible assets, net	8,825	12,358
Operating lease right-of-use assets, net	3,417	4,340
Other assets	4,645	5,895
Total assets	$77,146	$87,504

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,615	$6,971
Accrued compensation and benefits	6,680	7,849
Accrued content license fees	1,757	4,024
Liabilities to users	9,853	10,185
Current operating lease liabilities	912	804
Other current liabilities	6,351	6,891
Total current liabilities	31,168	36,724

Deferred income taxes	3,169	3,793
Long-term debt	46,875	42,189
Non-current operating lease liabilities	2,528	3,577
Other liabilities	4,547	5,825
Total liabilities	88,287	92,108
Commitments and contingencies (Note 16)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 45,701,556 and 45,071,578 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	457	451
Additional paid-in capital	339,720	336,552
Accumulated deficit	(317,264)	(309,305)
Accumulated other comprehensive loss	(34,054)	(32,302)
Total shareholders’ equity (deficit)	(11,141)	(4,604)
Total liabilities and shareholders’ equity (deficit)	$77,146	$87,504

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023

Revenue	$134,998	$129,419

Operating costs and expenses
Cost of revenue (1)	40,431	38,700
Sales and marketing	25,303	28,972
Product and technology	34,246	38,243
General and administrative (1)	30,984	36,657
Depreciation and amortization	7,634	17,161
Total operating costs and expenses	138,598	159,733
Operating loss	(3,600)	(30,314)
Other loss, net	4,634	3,992
Loss before income taxes	(8,234)	(34,306)
Income tax (benefit) expense	(275)	138
Net loss	$(7,959)	$(34,444)

Loss per share, basic and diluted	$(0.18)	$(0.78)

Weighted average ordinary shares outstanding, basic and diluted	45,403,847	44,180,600

(1)	Excludes depreciation and amortization expense

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2024	2023

Net loss	$(7,959)	$(34,444)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,752)	1,496
Comprehensive loss	$(9,711)	$(32,948)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at January 1, 2023	42,894,211	$429	$328,998	$(274,861)	$(33,798)	$20,768
Net loss	—	—	—	(34,444)	—	(34,444)
Foreign currency translation adjustments	—	—	—	—	1,496	1,496
Share-based compensation	—	—	5,246	—	—	5,246
Restricted share activity	829,895	8	306	—	—	314
Repurchase of restricted shares to pay tax liability	(142,004)	(1)	(212)	—	—	(213)
Issuance of ordinary shares upon exercise of share options	181,516	1	201	—	—	202
Issuance of ordinary shares upon ESPP purchases	57,960	1	63	—	—	64
Issuance of ordinary shares in connection with Content Provider Agreement	1,250,000	13	1,950	—	—	1,963
Balance at December 31, 2023	45,071,578	$451	$336,552	$(309,305)	$(32,302)	$(4,604)
Net loss	—	—	—	(7,959)	—	(7,959)
Foreign currency translation adjustments	—	—	—	—	(1,752)	(1,752)
Share-based compensation	—	—	3,554	—	—	3,554
Restricted share activity	753,781	8	(7)	—	—	1
Repurchase of restricted shares to pay tax liability (Note 9)	(261,390)	(3)	(380)	—	—	(383)
Issuance of ordinary shares upon exercise of share options	137,587	1	—	—	—	1
Balance at December 31, 2024	45,701,556	$457	$339,720	$(317,264)	$(34,054)	$(11,141)

The accompanying notes are an integral part of these consolidated financial statements.

GAN LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(7,959)	$(34,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of software and intangible assets	6,099	15,513
Depreciation on property and equipment	1,535	1,648
Non-cash interest and amortization of debt discount and debt issuance costs	4,686	3,978
Share-based compensation expense	3,572	5,397
Gain on extinguishment of content liability	—	(9,717)
Loss on extinguishment of debt	—	8,784
Change in fair value of synthetic equity	—	(830)
Deferred income tax	(418)	(568)
Other	287	(100)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,666	2,619
Prepaid expenses	102	1,593
Other current assets	(894)	741
Other assets	767	(473)
Accounts payable	(1,222)	382
Accrued compensation and benefits	(838)	(1,140)
Accrued content license fees	(566)	(464)
Liabilities to users	275	(861)
Other current liabilities	(283)	2,612
Other liabilities	(1,996)	1,765
Net cash provided by (used in) operating activities	5,813	(3,565)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(2,315)	(3,309)
Purchases of gaming licenses	(279)	(411)
Purchases of property and equipment	(536)	(3,095)
Net cash used in investing activities	(3,130)	(6,815)

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	—	42,000
Paydown of debt principle	—	(30,000)
Payment of premiums on debt extinguishment	—	(7,267)
Payment of debt issuance costs	—	(3,137)
Proceeds from exercise of share options	2	202
Proceeds from issuance of ordinary shares upon ESPP purchase	—	66
Repurchase of restricted shares to pay tax liability	—	(517)
Net cash provided by financing activities	2	1,347

Effect of foreign exchange rates on cash	(2,521)	1,691

Net increase (decrease) in cash	164	(7,342)
Cash and cash equivalents, beginning of period	38,578	45,920
Cash and cash equivalents, end of period	$38,742	$38,578

Supplemental Cash Flow Information
Cash paid for:
Interest	$2	$1,068
Income taxes	438	331
Right-of-use asset obtained in exchange for new operating lease liabilities	—	4,718
Contract asset and contingent liability related to synthetic equity	—	1,143

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

Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (a) approval by the Company’s shareholders of the Merger Agreement, the Merger and the Statutory Merger Agreement, (b) receipt of applicable antitrust and CFIUS approvals or the expiration of applicable waiting periods, (c) absence of any order or injunction prohibiting the consummation of the Merger and (d) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to certain customary qualifications) and compliance by the Company with its agreements and covenants contained in the Merger Agreement. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company anticipates that this will take some time, and that the closing of the Merger may not occur until the second quarter of 2025.

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

Liquidity

The accompanying consolidated financial statements have been prepared on the going concern basis. As of December 31, 2024, the Company had an accumulated deficit of $317.3 million, with cash of $38.7 million and liabilities to users of $9.9 million. During the year ended December 31, 2024, the Company incurred a net loss of $8.0 million. The Company generated $5.8 million of cash from operations during the year ended December 31, 2024.

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

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility to waive events of default, amend certain financial covenants, assign the rights to the Credit Facility from its existing lender to a third party, and increase the principal balance from $30.0 million to $42.0 million with accrued paid in-kind (“PIK”) interest of 8.0% per year (together, forming the “Amended Credit Facility”). The Amended Credit Facility became effective upon cash settlement of payments completed on April 14, 2023, and represented a cure of any events of default under the Credit Facility and thereby prevented any amounts from becoming due and payable under the Credit Facility’s subjective acceleration clause. The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. The Company was in compliance with all financial covenants associated with its Credit Facility as of December 31, 2024.

In accordance with Accounting Standards Codification (“ASC”), 205-40, Going Concern, the Company has evaluated whether there are condition and events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the accompanying consolidated financials are issued. The Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations have been and will be negatively affected by the expiration of the Company’s U.S., commercial contract with FanDuel in January of 2025. The expiration of the contract with FanDuel will negatively impact the Company’s revenue and is an indicator that raises uncertainty related to the ability of the Company to meet its current obligations as they come due. However, the Company has prepared mitigation plans including deferral of hiring, exiting certain negative margin geographies of operations, and reducing headcount to achieve cash flow targets. The Company’s cash flows from operations and cost mitigation plans alleviate the uncertainty through March 14, 2026, one year from the issuance of accompanying consolidated financial statements.

In addition, the Company’s Amended Credit Facility with SEGA SAMMY HOLDINGS, INC., which is an affiliate entity of SEGA SAMMY CREATION, the announced acquirer of the Company, will mature on April 14, 2026. In the event the merger does not close, an uncertainty will exist related to the Company’s ability to settle the credit facility at maturity based on the forecasted cash flows of the Company. In such a scenario, the Company will seek out additional financing. Failure to obtain additional funding in such circumstances may require the Company to significantly curtail its operations and/or dispose of certain operations or assets. However, no assurance can be provided that additional funding will be available at terms acceptable to the Company, if at all.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainties involved in making estimates, actual results could differ from the original estimates and may require significant adjustments to these reported balances in future periods.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the consolidated statements of operations as incurred. Foreign currency transaction and remeasurement gains and losses were a net loss of $1,822 and $2,104 for the years ended December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $29.5 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. Additionally, the Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area. For the years ended December 31, 2024 and 2023, FanDuel accounted for 42.4% and 42.5%, respectively, of our total accounts receivable, net of credit losses.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At December 31, 2024, the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $43.5 million which the Company expects to satisfy $29.5 million within the next five-year period, and the remaining over a ten-year period.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At December 31, 2024 and 2023, the Company recorded a liability due to its customers for their share of the fees of $2,854 and $1,994 , respectively, within other current liabilities in the consolidated balance sheets.

The Company uses third-party content providers in supplying game content in its performance of providing game content on its platform to its customers. A customer has access to the Company’s propriety and licensed game content and additionally, the customer can direct the Company to procure third-party game content on its behalf. The Company has determined it acts as the principal for providing the game content when the Company controls the game content and therefore presents the revenue on a gross basis in the consolidated statements of operations. When the customer directs the Company to procure third-party game content the Company determined it is deemed an agent for providing such game content, and therefore, records the revenue, net of the costs of content license fees, in the consolidated statements of operations.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash held at the bank and third-party service providers (“PSPs”). At December 31, 2024 and 2023, cash held with banks was $21.1 million and $22.2 million, respectively, and cash held with PSPs was $17.4 million and $16.4 million, respectively. Certain PSPs require rolling reserves on daily cash deposits that have varying short term durations, not exceeding six months, which are generally available to satisfy potential chargebacks. These balances are included within cash and cash equivalents on the accompanying consolidated balance sheets. The rolling reserve balances were $4.2 million and $4.0 million at December 31, 2024 and 2023, respectively.

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash in the consolidated balance sheets and are not subject to creditor claims. At December 31, 2024 and 2023, the related liabilities to users were $9.9 million and $10.2 million, respectively.

Accounts Receivable, net

Accounts receivable are stated at invoiced amounts and are unsecured, non-interest bearing and generally have 30-day payment terms.

The Company maintains an allowance for credit losses that reduces receivables to amounts expected to be collected. Management estimates the allowance for credit losses by assessing the probability of non-payment of the receivable. On confirmation that the account receivable will not be collected, the gross carrying value of the asset is written off against the related allowance for credit losses. Due to the nature of our customer population, the provision for credit losses has primarily been based on specific identification and has not been significant historically. The provision for credit losses on accounts receivable is recorded in general and administrative expense in the accompanying consolidated statements of operations.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The activity in the allowance for credit losses was as follows:

	Year Ended
	December 31,
	2024	2023
Beginning balance	$244	$250
Provision for expected credit losses	(58)	(6)
Ending balance	$186	$244

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Long-lived Assets

Long-lived assets, consist of property and equipment, and finite lived acquired intangible assets, such as developed software, gaming licenses, trademarks, trade names and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company considers the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting the estimated useful lives.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists.

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

Debt

Debt issuance costs incurred in connection with the issuance of new debt are recorded as a reduction to the long-term debt balance on the consolidated balance sheets and amortized over the term of the loan commitment as interest expense in the accompanying consolidated statements of operations. The Company calculates amortization expense on capitalized debt issuance costs using the effective interest method in accordance with Accounting Standards Codification (“ASC”) 470, Debt.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company does not hold any significant Level 2 financial instruments. Level 3 financial instruments held by the Company include synthetic equity liability due to a customer. See Note 16 – Commitments and Contingencies for further detail. The instrument includes Level 3 inputs related to the contractual forecasts, in addition to observable inputs such as the stock volatility of the company, which are utilized in the Company’s Monte Carlo valuation. The valuation is not sensitive to significant movements in the forecast.

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, Malta, Mexico, and Peru. The Company records an income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if management believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately provided for uncertain tax positions, no assurance can be given that the final tax outcome of these matters would not be materially different. Adjustments are made when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The Company recognizes penalties and interest related to income tax matters in income tax expense. For the years ended December 31, 2024 and 2023, we recognized a net (benefit) expense of $(155) and $76, respectively, in our income tax provision related to interest and penalties.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand disclosures about a public entity’s reportable segments and require more enhanced information about a reportable segment’s significant expenses, interim segment profit or loss, and a description of how a public entity’s chief operating decision marker uses reported segment profit or loss information in assessing segment performance and allocated resources. The amendments clarify that a single reportable segment entity must apply ASC 280 in its entirety. The update will be effective for the annual periods beginning after December 15, 2023, or interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early application permitted. The Company applied the amended guidance within and have included the effects in Note 13 – Segment Reporting.

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

As of December 31, 2023, the remaining liability was $2.2 million recorded in other current liabilities within the consolidated balance sheets, and the remaining liability was settled in March 2024 with the conclusion of the contract term.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the consolidated balance sheets at December 31, 2024 and 2023 and consisted of the following:

	Estimated Useful	December 31,	December 31,
	Life (in years)	2024	2023
Fixtures, fittings and equipment	3 - 5	$4,323	$5,052
Platform hardware	5	1,817	2,251
Total property and equipment, cost		6,140	7,303
Less: accumulated depreciation		(3,111)	(3,144)
Total		$3,029	$4,159

Depreciation expense related to property and equipment was $1,535 and $1,648 for the years ended December 31, 2024 and 2023, respectively.

Note 5 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Capitalized software development costs	$12,456	$10,759
Development in progress	357	494
Total capitalized software development, cost	12,813	11,253
Less: accumulated amortization	(5,383)	(2,883)
Total	$7,430	$8,370

At December 31, 2024, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $2,785 and $1,972 for the years ended December 31, 2024 and 2023, respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6 – INTANGIBLE ASSETS

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted	December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	5.0	$32,605	$(28,497)	$4,108
Customer relationships	3.3	6,659	(6,025)	634
Trade names and trademarks	10.0	5,233	(2,438)	2,795
Gaming licenses	5.5	3,758	(2,470)	1,288
		$48,255	$(39,430)	$8,825

	Weighted	December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period (in years)	Amount	Amortization	Amount
Developed technology	5.0	$34,669	$(28,711)	$5,958
Customer relationships	3.3	6,977	(5,835)	1,142
Trade names and trademarks	10.0	5,549	(1,889)	3,660
Gaming licenses	5.4	3,617	(2,019)	1,598
		$50,812	$(38,454)	$12,358

Amortization expense related to intangible assets was $3,315 and $13,543 for the years ended December 31, 2024 and 2023, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
2025	$3,114
2026	2,666
2027	2,094
2028	932
2029	19
Total	$8,825

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

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of December 31, 2024
Credit Facility
Principal	10.22%	$48,305
Less unamortized debt issuance costs		(1,430)
Long-term debt, net		$46,875

During the years ended December 31, 2024 and 2023, the Company incurred interest expense of $4,686 and $4,720, respectively, of which $1,023 and $1,010 relates to the amortization of debt issuance costs, and are recorded within other losses on the consolidated statements of operations.

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

During the years ended December 31, 2024 and 2023, the Company issued an aggregate of 137,587 and 181,516 ordinary shares for the exercise of share options for gross proceeds of $2 and $202 , respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 – SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At December 31, 2024, the 2020 Plan provided for grants of up to 11,075,190 ordinary shares and there were 2,872,772 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the year ended December 31, 2024 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2023	2,680,190	$5.69	6.43	$1,877
Granted	134,533	0.01
Exercised	(137,587)	0.01
Forfeited/expired or cancelled	(359,575)	6.36
Outstanding at December 31, 2024	2,317,561	$5.60	5.80	$2,125
Options exercisable at December 31, 2024	1,752,575	$7.06	5.05	$1,158

The Company recorded share-based compensation expense related to share options of $1,633 and $2,538 for the years ended December 31, 2024 and 2023, respectively. Such share-based compensation expense for the years ended December 31, 2024 and 2023 was recorded net of capitalized software development costs of $38 and $195 , respectively. At December 31, 2024, there was total unrecognized compensation cost of $2,899 related to nonvested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 year.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During the years ended December 31, 2024 and 2023, the Company received proceeds from the exercise of stock options of $2 and $202 , respectively, and the aggregate intrinsic value of those stock options exercised was $1,158 and $620 , respectively.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the year ended December 31, 2024, the Board of Directors approved the issuance of options to purchase 134,533 ordinary shares to employees under the 2020 Plan, including 134,533 share options granted with an exercise price of $0.01 per share to certain European-based employees in lieu of restricted share units. The value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. The weighted average grant date fair value of options granted was $1.52 and $1.76 for the years ended December 31, 2024 and 2023, respectively. The grant date fair value of each share option grant was determined using the following weighted average assumptions:

	Year Ended
	December 31,
	2024	2023
Expected share price volatility	n.m.	n.m.
Expected term (in years)	n.m.	n.m.
Risk-free interest rate	n.m.	n.m.
Dividend yield	0%	0%

For options granted during the year ended December 31, 2024, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled.

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

During the fourth quarter of 2024, there were no issuances of restricted share units to its non-employee directors or employees.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the consolidated balance sheets. During the year ended December 31, 2024, 289,974 restricted stock units held by the Company’s officers and non-employee directors vested and the Company repurchased 105,663 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $1,939 and $2,678 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was total unrecognized compensation cost of $1,372 related to nonvested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.12 years.

A summary of the restricted share unit activity as of and for the year ended December 31, 2024 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	2,212,244	$2.49
Granted	557,614	1.51
Vested	(753,781)	2.57
Forfeited/expired or cancelled	(138,968)	2.53
Outstanding at December 31, 2024	1,877,109	$2.16

Restricted Share Awards

In December 2021, the Company issued 51,654 restricted ordinary shares to the selling shareholders of Silverback Gaming. The restricted share awards vest one-third on the acquisition date and one-third on each of the first and second anniversary dates. The restricted share awards were issued with a grant date fair value of $9.68 per share.

The Company recorded share-based compensation expense related to the restricted share awards of $152 for the year ended December 31, 2023. There was no share-based compensation expense related to restricted share awards in the current year. As of  December 31, 2023, all awards were vested and there were no additional issuances in the current year.

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 – DEFINED BENEFIT CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $613 and $729 for the years ended December 31, 2024 and 2023, respectively.

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

	Year Ended
	December 31,
	2024	2023
Share options	2,317,561	2,680,190
Restricted share units	1,877,109	2,212,244
Total	4,194,670	4,892,434

Note 12 – REVENUE

The following table reflects revenue recognized for the years ended December 31, 2024 and 2023 in line with the timing of transfer of services:

	Year Ended
	December 31,
	2024	2023
Revenue from services delivered at a point in time	$84,402	$86,386
Revenue from services delivered over time	50,596	43,033
Total	$134,998	$129,419

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

WynnBet further agreed to terms for the state of Michigan governed by a separate revenue arrangement that provided WynnBet with optional performance obligations for either migrations services or termination rights, at their choosing, of $5.0 million. Additional consideration was provided related to the Company’s right of first refusal (“ROFR”) to obtain WynnBet’s operation in the state of Michigan amounting to $1.8 million. WynnBet exercised this option in the quarter ended March 31, 2024.

In June 2024, WynnBet completed the sale of its Michigan business to Caesars Entertainment, Inc. (“Caesars”), and the Company entered into an agreement with Caesars to perform the migration services and added on performance obligations for the duration of the migration period, which concluded in October 2024. The Company recognized $5.0 million of revenue related to the migration services, and $1.8 million related to the ROFR during the migration period from June to October 2024.

In August 2024, WynnBet terminated its operations in the state of New York. The Company received and recognized $0.5 million in consideration for the termination and recognized an additional $0.3 million related to the allocation of the $5.0 million consideration received in November 2023.

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Year Ended
	December 31,
	2024	2023
Contract liabilities from advance customer payments, beginning of the period	$7,873	$2,117
Contract liabilities from advance customer payments, end of the period (1)	5,044	7,873
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	2,587	932

(1)	Contract liabilities from advance customer payments, end of period consisted of $1,904 and $3,490 recorded in other current liabilities in the consolidated balance sheets at December 31, 2024 and 2023, respectively and $3,140 and $4,383 recorded in other liabilities in the consolidated balance sheet at December 31, 2024 and 2023, respectively.

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

Summarized financial information by reportable segments for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2024			2023
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$50,716	$84,282	$134,998	$43,154	$86,265	$129,419
Cost of revenue (1)	9,459	30,972	40,431	8,424	30,276	38,700
Segment contribution	$41,257	$53,310	$94,567	$34,730	$55,989	$90,719

(1)	Excludes depreciation and amortization expense

During the years ended December 31, 2024 and 2023, one customer in the B2B segment individually accounted for 15.3% and 16.4% of total revenue, respectively.

The following table presents a reconciliation of segment contribution to the consolidated loss before income taxes for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Segment contribution (1)	$94,567	$90,719
Sales and marketing	25,303	28,972
Product and technology	34,246	38,243
General and administrative (1)	30,984	36,657
Depreciation and amortization	7,634	17,161
Other loss, net	4,634	3,992
Loss before income taxes	$(8,234)	$(34,306)

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

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Year Ended
	December 31,
	2024	2023
B2B:
Platform and content license fees	$34,294	$31,466
Development services and other	16,422	11,688
Total B2B revenue	50,716	43,154

B2C:
Sportsbook	30,383	33,315
Casino	50,712	50,035
Poker	3,187	2,915
Total B2C revenue	84,282	86,265
Total revenue	$134,998	$129,419

Revenue by location of the customer for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,
	2024	2023
United States	$42,277	$31,758
Europe(1)(2)	52,324	47,788
Latin America(3)	31,467	39,935
Rest of the world(4)	8,930	9,938
Total revenue	$134,998	$129,419

(1)	Finland revenue was $17,899 and $16,743 for the years ended December 31, 2024 and 2023, respectively.
(2)	Norway revenue was $19,453 and $15,965 for the years ended December 31, 2024 and 2023, respectively.
(3)	Chile revenue was $29,583 and $36,417 for the years ended December 31, 2024 and 2023, respectively.
(4)	Canada revenue was $8,918 and $9,896 for the years ended December 31, 2024 and 2023, respectively.

NOTE 14 – INCOME TAXES

GAN Limited was incorporated in Bermuda solely for the purpose of acting as the new group parent company and public vehicle for investors. Bermuda, the Company’s country of domicile, imposes no taxes on profits, income, dividends, or capital gains.

The Company’s loss before income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended
	December 31,
	2024	2023
Domestic	$4,078	$5,897
Foreign	4,156	28,409
Loss before income taxes	$8,234	$34,306

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of income tax expense (benefit) for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended
	December 31,
	2024	2023
Current:
Domestic	$—	$—
U.S. Federal and State	(503)	66
Foreign	580	1,089
Total current expense	77	1,155
Deferred:
Domestic	—	—
U.S. Federal and State	—	—
Foreign	(352)	(1,017)
Total deferred benefit	(352)	(1,017)
Total income tax (benefit) expense	$(275)	$138

The following is a reconciliation of income taxes computed at the statutory income tax rate to the Company’s income tax expense (benefit) for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Income (loss) before income taxes multiplied by the statutory tax rate of 0%	$—	$—
Effects of tax rates in foreign jurisdictions	(515)	(5,445)
Share-based compensation	356	1,154
Valuation allowance	441	3,430
Unrecognized tax benefit	(551)	193
Change in tax rates	—	300
Foreign withholding taxes	25	192
Return to provision	(282)	(647)
Tax on unremitted earnings	(2)	(6)
Foreign Tax Credit	47	(84)
Other	206	1,051
Total income tax (benefit) expense	$(275)	$138

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$18,630	$20,199
Share-based compensation	943	971
Fixed assets and intangibles	2,839	2,608
Accruals and allowances	350	276
Deferred revenue	1,212	—
Interest	5,149	4,487
Other	101	88
Total deferred tax assets	29,224	28,629
Valuation allowance	(28,489)	(28,244)
Total deferred tax assets, net of valuation allowance	735	385

Deferred tax liabilities:
Fixed assets and intangibles	(353)	(479)
Prepayments	(71)	(57)
Tax on unremitted earnings	(3,260)	(3,431)
Other	(46)	(57)
Total deferred tax liabilities	(3,730)	(4,024)
Net deferred tax liabilities	$(2,995)	$(3,639)

The net deferred tax liability of $2,995 agrees to the balance sheet when considering the noncurrent deferred tax liability presented of $3,169 and the noncurrent deferred tax asset of $174 presented in other assets on the consolidated balance sheets.

At December 31, 2024 and 2023, the Company’s valuation allowance was $28,489 and $28,244, respectively. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets, such as cumulative income and losses from prior years, and make an assessment of the likelihood of sufficient future taxable income. The Company has provided a valuation allowance on the U.S. and foreign deferred tax assets that were not deemed realizable based upon the weight of the objectively verifiable negative evidence of cumulative losses over the recent three-year period.

During 2024, we increased our valuation allowance by $245 to $28,489. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as the Company’s forecast for growth.

At December 31, 2024, the Company had federal, state, and foreign cumulative net operating loss carryforwards generated of $16,831, $18,935 and $54,168, respectively, on a gross basis. The federal net operating loss carryforwards do not expire. The state net operating loss carryforwards will begin to expire in 2027 if not utilized. The majority of the foreign net operating loss carryforwards do not expire. At December 31, 2024, the Company had federal and state U.S. interest limitation carryforwards of $20,268 and $14,931, respectively, on a gross basis. The federal and state U.S. interest limitation carryforwards do not expire.

As of December 31, 2024, the Company has accrued $3,260 of deferred foreign taxes related to the expected impact of its unremitted foreign earnings. This amount is mainly related to its earnings in Estonia where taxation is postponed until the profits are distributed as dividends.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 31,
	2024	2023
Unrecognized tax benefits — January 1	$1,350	$766
Additions for tax positions taken in a prior year	119	395
Additions for tax positions taken in current year	478	197
Reductions for tax positions taken in the prior year due to statutes lapsing	(388)	(7)
Other reductions for tax positions taken in the prior year	(11)	(1)
Unrecognized tax benefits — December 31	$1,548	$1,350

The liability for unrecognized tax benefits, including potential interest and penalties, were recorded within other liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, we had accrued interest and penalty expense related to uncertain tax positions of $149 and $253, respectively, net of income tax benefits. The provision for income taxes for December 31, 2024 and 2023 included interest and penalty (benefit) expense related to uncertain tax positions of $(105) and $76, respectively net of income tax benefits.

The Company, including its subsidiaries, files tax returns with U.S. and foreign jurisdictions. The Company is subject to U.K. examinations by tax authorities for the 2021 to 2023 tax years, although the Company has loss carryforwards from prior years that may still be adjusted. The Company is subject to U.S. examinations by federal tax authorities for years 2021 to 2023 and by state tax authorities for years 2020 to 2023. The tax returns in Canada, Malta, Israel, Bulgaria, and Mexico are still within the examination window of the local tax authorities. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the Company’s earnings. If recognized, the total amount of unrecognized tax benefits would impact the effective tax rate for calendar years 2024 and 2023 by $705 and $894, respectively.

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 15 – LEASES

The company determines if an arrangement is a lease and classified as operating or finance lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At December 31, 2024, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term. The Company elected to record short-term lease costs on a straight-line basis over the term of the leases related to its shared work space facilities primarily in the United States and London, and incurred $309 and $547 for the years ended December 31, 2024 and 2023, respectively, and are recorded within operating activities on the statement of cash flow.

		As of
		December 31, 2024	December 31, 2023
Leases	Classification
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$3,417	$4,340

Liabilities
Current	Operating lease liabilities	$912	$804
Non-current	Operating lease liabilities – non-current	2,528	3,577
Total lease liabilities		$3,440	$4,381

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $1,128 and $378, at December 31, 2024 and 2023, respectively.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The incremental borrowing rate is based on the Company’s credit rating based on its market valuation metrics and corporate yield curves observed for public companies with similar credit ratings.

Operating lease costs were $1,146 and $805 for the years ended December 31, 2024 and 2023, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
2025	$1,133
2026	1,133
2027	1,133
2028	637
Total lease payments	4,036
Less: future interest costs	596
Present value of lease liabilities	$3,440

Other information related to leases as of and for the years end December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,
	2024	2023
Operating lease weighted-average remaining lease term (years)	3.5	4.5
Operating lease weighted-average discount rate	9.0%	9.0%

Cash paid for the amounts included in the measurement of operating lease liabilities	$1,162	$726

GAN LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation, other than those considered routine legal proceedings. The Company believes the ultimate disposition or resolution of its routine legal proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

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

On March 29, 2023, the Company amended and restated its Content Licensing Agreement with the other Content Provider which resulted in a reduced contract term ending March 31, 2024 and a reduction in the fixed fees payable under the arrangement. At December 31, 2024, the present value of the remaining fixed fee payments remaining under the agreement of $2.2 million is recorded in accrued content license fees in the consolidated balance sheet.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued this noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of December 31, 2024, and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years, and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, as a result of the SII excluding the Company’s activities from the digital VAT registration, we no longer believe a liability is probable for the past activities as of December 31, 2022 as the Company is now effectively prevented from complying with the digital VAT law. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 21.9% and 28.0% of total consolidated revenue for the years ended December 31, 2024 and 2023, respectively.

Ecuador Operations

Coolbet’s B2C casino and sports-betting platform is accessible in Ecuador. On June 28, 2024, Ecuador published Executive Decree No. 313 which imposed tax obligations in relation to sportsbook operations in Ecuador requiring operators to pay a tax on 15% of income earned, as well as applying a 15% withholding tax to each winning bet, effective July 1, 2024. As a result of this legislation, and as the Company has not been able to deploy any technological enhancements to withhold from its customers, the Company has accrued an estimated total tax liability of approximately $0.6 million related to the Company’s operations as from July 1, 2024 in other current liabilities in the consolidated balance sheet.

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

The initial value of the grant date liability and corresponding contract asset was valued utilizing a Monte Carlo simulation, which includes numerous scenarios including assumptions of probability weighted likelihood of different outcomes. As facts and circumstances become known or knowable at each reporting period, the probability of certain scenarios will change which will increase or decrease the value, and also the classification of the liability on the consolidated balance sheets. For this reason, the value and classification were reassessed based on when a change of control event would become probable. The valuation utilizing the Monte Carlo simulation on March 30, 2023 was determined to be approximately $1.1 million at grant-date and recorded within other assets and other liabilities in the consolidated balance sheet.

On November 7, 2023, the Company entered into the Merger Agreement at a share price of $1.97. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company anticipates that securing such regulatory approvals will take some time, and that the closing of the Merger may not occur until late 2024 or early 2025. Refer to Note 1. Based on the Company’s anticipated timing of the change in control, the revenue conditions in the Synthetic Equity Addendum would not be met, the share price would be less than the $2.00 per share threshold, and no value would be assessed to the liability. As such, a 75% probability was applied to the sale scenario of $0 value and 25% to the year-end Monte Carlo value which assumes a sale in the future with potential revenue thresholds being met. As of December 31, 2023, the fair value was determined to be approximately $0.3 million. The change in value was charged as a reduction to general and administrative expense. As of December 31, 2023, the underlying revenue arrangement had commenced, and the asset is probable of recovery. The fair value is not sensitive to significant changes in inputs, and further, no material changes were identified to such inputs in the current year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024. The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Form 10-K fairly present, in all material respects, our financial position, results of operation and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

The Company’s management and audit committee of the board of directors also previously concluded that the fact that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties and maintain manual controls at a level of precision to mitigate potential misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted a material weakness.

Remediation Plans

We continue to evaluate measures to remediate the identified material weakness. These measures include implementing appropriate controls to segregate journal entry preparation and formal, documented approvals at a sufficient level of precision.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our management, under the supervision and with the participation of the Certifying Officers, assessed the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment and because of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

Except for the remediation measures discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangements” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2025 Annual Meeting of Shareholders (the “proxy statement”), all of which is incorporated by reference: “Directors;” “Executive Officers;” “Corporate Governance;” “Insider Trading and Hedging Policy;” “Delinquent Section 16(a) Reports;” “The Proxy Process and the Annual Meeting - Director Nominations and Shareholder Proposals for Inclusion in GAN Limited’s 2026 Proxy Materials,” and “Proposals - Proposal No. 1 - Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Executive Officers - Summary Compensation Table for Fiscal Years 2024 and 2023, Narrative Disclosure to Summary Compensation Table, Outstanding Equity Awards at Fiscal and Year End 2024;” Directors - Director Compensation in 2024.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our proxy statement, all of which is incorporated by reference: “Corporate Governance - Review and Approval of Related Party Transactions,” - “Director Independence.”

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

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Document	Filed Herewith	Form	Exhibit Number	Date Filed
2.1	Scheme of Arrangement of GAN plc		F-1	2.1	April 17, 2020
2.2	Share Exchange Agreement, dated November 15, 2020, among GAN Limited and Vincent Group p.l.c.		6-K	99.1	November 16, 2020
2.3*	Agreement and Plan of Merger dated November 7, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company.		8-K	2.1	November 8, 2023
2.4	Amendment to Agreement and Plan of Merger dated December 15, 2023 among SEGA SAMMY CREATION INC., Inc., Arc Bermuda Limited and the Company		8-K	2.1	December 15, 2023
2.5	Second Amendment to Agreement and Plan of Merger dated February 7, 2025 among SEGA SAMMY CREATION INC., Arc Bermuda Limited and the Company		8-K	2.1	February 7, 2025
3.1	Memorandum of Association of GAN Limited		F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited		F-1	3.2	April 27, 2020
4.1	Specimen certificate evidencing ordinary shares		F-1	4.1	April 27, 2020
4.2	Description of Securities		10-K	4.3	April 25, 2022
10.1+	2020 Equity Incentive Plan of GAN Limited, as amended		F-1	10.1	December 7, 2020
10.1.1+	2020 Equity Incentive Plan – Form of Restricted Stock Grant Agreement		F-1	10.2.1	April 27, 2020
10.1.2+	2020 Equity Incentive Plan – Form of Nonstatutory Stock Option Agreement		F-1	10.2.2	April 27, 2020
10.1.3+	2020 Equity Incentive Plan – Form of Incentive Stock Option Agreement		F-1	10.2.3	April 27, 2020
10.1.4+	2020 Equity Incentive Plan – Form of Restricted Stock Unit Agreement		F-1	10.2.4	April 27, 2020
10.2+	Form of Indemnification Agreement for Directors and Officers		F-1	10.3	April 17, 2020

10.3+	Form of Director Services Agreement		F-1	10.4	April 17, 2020
10.4+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Option Plan		S-8	4.3.5	February 12, 2021
10.5.1+	2020 Equity Incentive Plan U.K. Sub-Plan - Company Share Plan Option Agreement		S-8	4.3.6	February 12, 2021
10.5.2+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan Option Agreement		S-8	4.3.7	February 12, 2021
10.5.3+	2020 Equity Incentive Plan U.K. Sub-Plan - Enterprise Management Incentive Plan (EMI)		S-8	4.3.8	February 12, 2021
10.6+	GAN Limited Employee Stock Purchase Plan		DEF 14A	Exhibit A	June 10, 2021
10.7+	Executive Employment Agreement, between the Company and Sylvia Tiscareño, dated December 19, 2021		8-K	10.2	December 22, 2021
10.8+	Employment Contract, between the Company and Jan Roos, dated as of January 13, 2022		10-K	10.14	April 15, 2022
10.9	Credit Agreement, by and among the Company, BPC Lending I, LLC and Alter Domus (US) LLC as agent dated April 25, 2022		10-Q	10.11	August 15, 2022
10.10+	Amended and Restated Employment Agreement, between the Company and Brian Chang, dated December 30, 2022		10-K	10.13	April 14, 2023
10.11	First Amendment to Credit Agreement, date as of April 13, 2023, between the registrant and BPC Lending I, LLC		8-K	10.1	April 19, 2023
10.12	Second Amendment to Credit Agreement, dated as of April 13, 2023, between the registrant and Sega Sammy Holdings Inc		8-K	10.2	April 19, 2023
10.13	Subscription Agreement, dated March 29, 2023, between the Company and Ainsworth Game Technology, Inc.		S-1/A	10.14	May 30, 2023
10.14+	A&R Employment Agreement, dated March 9, 2023, between the Company and Giuseppe Gardali		10-K	10.18	March 13, 2024
10.15+	Employment Agreement, dated October 5, 2023, between the Company and Seamus McGill		10-K	10.19	March 13, 2024
19.1	Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	GAN Limited Clawback Policy		10-K	97.1	March 13, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	X

+ Indicates management contract or compensatory plan or arrangement.

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

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

Dated: March 14, 2025	GAN LIMITED (Registrant)

	By:	/s/ Seamus McGill
Seamus McGill Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Seamus McGill and Brian Chang as his or her true and lawful attorney and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Seamus McGill	Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Seamus McGill

/s/ BRIAN CHANG	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025
Brian Chang

/s/ DAVID GOLDBERG	Director	March 14, 2025
David Goldberg

/s/ DAVID ROSS	Director	March 14, 2025
David Ross

/s/ SUSAN BRACEY	Director	March 14, 2025
Susan Bracey

/s/ ERIC GREEN	Director	March 14, 2025
Eric Green

