Form 10-Q
period 2025-03-31
GAN Ltd
filed 2025-05-09
CIK 1799332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At May 6, 2025, there were 46,460,423 ordinary shares outstanding.

GAN LIMITED

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAN LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$39,942	$38,742
Accounts receivable, net of credit losses of $127 and $186 at March 31, 2025 and December 31, 2024, respectively	4,134	7,043
Prepaid expenses	4,796	3,165
Other current assets	2,588	3,879
Total current assets	51,460	52,829

Capitalized software development costs, net	7,705	7,430
Intangible assets, net	8,128	8,825
Operating lease right-of-use assets, net	3,394	3,417
Other assets	4,469	4,645
Total assets	$75,156	$77,146

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,706	$5,615
Accrued compensation and benefits	7,246	6,680
Accrued content license fees	1,883	1,757
Liabilities to users	10,292	9,853
Current operating lease liabilities	1,008	912
Other current liabilities	6,684	6,351
Total current liabilities	32,819	31,168

Deferred income taxes	3,744	3,169
Long-term debt	48,092	46,875
Non-current operating lease liabilities	2,401	2,528
Other liabilities	4,576	4,547
Total liabilities	91,632	88,287
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 par value, 100,000,000 shares authorized, 46,153,365 and 45,071,578 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	462	457
Additional paid-in capital	340,158	339,720
Accumulated deficit	(324,092)	(317,264)
Accumulated other comprehensive loss	(33,004)	(34,054)
Total shareholders’ deficit	(16,476)	(11,141)
Total liabilities and shareholders’ equity (deficit)	$75,156	$77,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$29,366	$30,651

Operating costs and expenses
Cost of revenue (1)	10,709	9,323
Sales and marketing	5,916	6,017
Product and technology	7,866	9,616
General and administrative (1)	7,913	7,159
Depreciation and amortization	2,013	1,839
Total operating costs and expenses	34,417	33,954
Operating loss	(5,051)	(3,303)
Interest expenses, net	1,212	1,132
Other income, net	—	(26)
Loss before income taxes	(6,263)	(4,409)
Income tax expense (benefit)	565	(249)
Net loss	$(6,828)	$(4,160)

Loss per share, basic and diluted	$(0.15)	$(0.09)

Weighted average ordinary shares outstanding, basic and diluted	45,791,271	45,134,267

(1)	Excludes depreciation and amortization expense.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net loss	$(6,828)	$(4,160)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	1,050	(767)
Comprehensive loss	$(5,778)	$(4,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2025	45,701,556	$457	$339,720	$(317,264)	$(34,054)	$(11,141)
Net loss	—	—	—	(6,828)	—	(6,828)
Foreign currency translation adjustments	—	—	—	—	1,050	1,050
Share-based compensation	—	—	792	—	—	792
Restricted share activity	565,676	6	(6)	—	—	—
Issuance of ordinary shares upon exercise of share options	80,761	1	—	—	—	1
Repurchase of restricted shares to pay tax liability (Note 7)	(194,628)	(2)	(348)	—	—	(350)
Balance at March 31, 2025	46,153,365	$462	$340,158	$(324,092)	$(33,004)	$(16,476)

					Accumulated	Total
			Additional		Other	Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2024	45,071,578	$451	$336,552	$(309,305)	$(32,302)	$(4,604)
Net income	—	—	—	(4,160)	—	(4,160)
Foreign currency translation adjustments	—	—	—	—	(767)	(767)
Share-based compensation	—	—	840	—	—	840
Restricted share activity	476,419	4	(5)	—	—	(1)
Issuance of ordinary shares upon exercise of share options	5,778	—	—	—	—	—
Repurchase of restricted shares to pay tax liability (Note 7)	(167,833)	(2)	(229)	—	—	(230)
Balance at March 31, 2024	45,385,942	$454	$337,158	$(313,465)	$(33,069)	$(8,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAN LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(6,828)	$(4,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of software and intangible assets	1,691	1,422
Depreciation on property and equipment and finance lease right-of-use assets	322	417
Non-cash interest and amortization of debt discount and debt issuance costs	1,217	1,143
Share-based compensation expense	791	851
Credit reserve for PSP funds	734	—
Deferred income tax	447	(340)
Other	(60)	(100)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,983	431
Prepaid expenses	(1,534)	(513)
Other current assets	666	625
Other assets	234	221
Accounts payable	(15)	(191)
Accrued compensation and benefits	349	(432)
Accrued content license fees	71	(539)
Liabilities to users	45	207
Other current liabilities	114	(473)
Other liabilities	(13)	1,151
Net cash provided by (used in) operating activities	1,214	(280)

Cash Flows From Investing Activities
Expenditures for capitalized software development costs	(697)	(460)
Purchases of gaming licenses	—	(216)
Purchases of property and equipment	(129)	(51)
Net cash used in investing activities	(826)	(727)

Cash Flows From Financing Activities
Repurchase of restricted shares to pay tax liability	—	3
Net cash provided by financing activities	—	3

Effect of foreign exchange rates on cash	812	(982)

Net increase (decrease) in cash and cash equivalents	1,200	(1,986)
Cash and cash equivalents, beginning of period	38,742	38,578
Cash and cash equivalents, end of period	$39,942	$36,592

Supplemental Cash Flow Information
Cash proceeds, net for:
Income taxes	46	183

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

The Company has received approval from several gaming regulatory agencies including the Nevada Gaming Commission. The close of the merger remains subject to remaining regulatory requirements and other customary closing conditions and is expected to close in the second quarter of 2025.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the results of the Parent and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, in the opinion of management, of a normal recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, or for any future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024, included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2025, the Company had an accumulated deficit of $324.1 million, with cash and cash equivalents of $39.9 million and liabilities to users of $10.3 million. During the three months ended March 31, 2025 and 2024, the Company had a net loss of $6.8 million and $4.2 million, respectively. The Company generated $1.2 million of cash from operations during three months ended March 31, 2025. In April 2022, a subsidiary of the Company entered into a $30.0 million term credit facility with net proceeds of $27.6 million (the “Credit Facility”).

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility and increase the principal balance from $30.0 million to $42.0 million (forming the “Amended Credit Facility”). The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt for further details. The Company was in compliance with all financial covenants associated with its Credit Facility as of March 31, 2025, however given the Company’s cash flow and net losses for three months ended March 31, 2025, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility. Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions, and the substantial variability inherent in the Company’s wager-based revenues streams. These factors, when considered together with potential covenant breaches under the Company’s Credit Facility indicate uncertainty related to the ability of the Company to meet its current obligations as they come due. We expect to maintain compliance through the maturity date of the Credit Facility.

In accordance with Accounting Standards Codification (“ASC”), 205-40 Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the accompany condensed consolidated financial statements are issued. The Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations have been and will be negatively affected by the expiration of the Company’s U.S., multistate B2B commercial contract with a B2B partner in January 2025. The expiration of the multistate B2B commercial contract will negatively impact the Company’s revenue and is an indicator that raises uncertainty related to the ability of the Company to meet its current obligations as they come due. However, the Company has prepared mitigations plans including deferral of hiring, exiting certain negative margin geographies of operations, and reducing headcount to achieve cash flow targets for at least the next year.

In addition, the Company’s Amended Credit Facility with SEGA SAMMY HOLDINGS, INC., which is an affiliate entity of SEGA SAMMY CREATION, the announced acquirer of the Company, will mature on April 14, 2026. In the event the merger does not close, an uncertainty will exist related to the Company’s ability to settle the credit facility at maturity based on the forecasted cash flows of the Company. As such, substantial doubt exists related to our ability to continue as a going concern. In such a scenario, the Company will seek out additional financing. Failure to obtain additional funding in such circumstances may require the Company to significantly curtail its operations and/or dispose of certain operations or assets. However, no assurance can be provided that additional funding will be available at terms acceptable to the Company, if at all. Substantial doubt based solely on the maturity of the Amended Credit Facility is not considered a breach under the agreement, and as such, the Credit Facility has not been reclassified to current as it is not callable by the lender at March 31, 2025. Accordingly, the maturity date of the Amended Credit Facility raises substantial doubt as to the Company’s ability to continue as a going concern beyond April 14, 2026.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Gains and losses arising from transactions denominated in a currency other than the functional currency are included in general and administrative expense in the condensed consolidated statements of operations as incurred. Foreign currency transactions and remeasurement gains and losses were a net loss of $394 and $277 for the three months ended March 31, 2025 and 2024, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of its cash and trade receivables. The Company holds cash deposits in foreign countries, primarily in Northern Europe and Latin America, of approximately $31.8 million, which are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. Cash held in the United States is maintained in a major financial institution in excess of federally insured limits. As part of our cash management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and we have not historically sustained any credit losses from instruments held at these financial institutions. However, during the quarter ended September 30, 2024, the Company determined that there was a credit risk with a certain payment service provider (“PSP”) servicing the B2C segment which has been classified as other current assets. At March 31, 2025 and December 31, 2024 the amount held with the PSP with credit risk was $0.8 million and $1.5 million, respectively. The company recorded a credit reserve related to the PSP with credit risk of $0.8 million during the three months ended March 31, 2025 that is charged to general and administrative expense. Additionally, the Company maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular geographic area.

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

The Company charges fees as consideration for use of its internet gaming system, game content, support and marketing services based on a fixed percentage of the casino operator’s net gaming revenue or net sportsbook win, at the time of settlement of an event for RMiG contracts, considered usage-based fees, or at the time of purchase for in-game virtual credit for SIM contracts. The determination of the fee charged to its customers is negotiated and varies significantly. Certain of these RMiG contracts provide the Company with a minimum monthly revenue guarantee in relation to the Company’s share of the casino operator’s net gaming revenue or net sportsbook win. At March 31, 2025 the remaining unsatisfied performance obligations related to fixed minimum guaranteed revenue totaled $42.3 million, of which the Company expects to satisfy $28.3 million within the next five-year period, and the remaining over a ten-year period.

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

Purchases of virtual credits within a transaction period on the SIM platform, generally a monthly convention, are earned over time, and are typically billed monthly upon the close of the respective period as the credit has no monetary value, cannot be redeemed, exchanged, transferred or withdrawn, represents solely a device for tracking game play during the month, does not obligate the Company to provide future services and the arrangements with the customer and player end user have no substantive termination penalty. In certain service agreements with its SIM customers, the fees collected by the Company from third-party payment processors for the purchases of in-game virtual credits made by end-users include the SIM customer’s portion. The Company records the SIM customer’s portion as a liability as cash is collected and remits payment to the SIM customer for their share of the SIM revenues monthly. At March 31, 2025 and December 31, 2024, the Company recorded a liability due to its customers for their share of the fees of $2,843 and $2,854, respectively, within other current liabilities in the condensed consolidated balance sheets.

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

The Company offers live casino through its digital online casino offering in select markets, allowing users to place a wager and play games virtually at retail casinos. The Company offers users a catalog of over 8,800 third-party iGaming products such as digital slot machines and table games such as blackjack and roulette. Revenue from casino games is reported net after deduction of winnings, jackpot contribution and customer bonuses.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash held at banks and third-party service providers (“PSPs”). Certain PSPs require rolling reserves on daily cash deposits that have varying short term durations, not exceeding six months, which are generally available to satisfy potential chargebacks. These balances are included within cash and cash equivalents on the accompanying condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, the rolling reserve balances were $4.6 million and $4.2 million, respectively.

The Company is required to maintain compensating cash balances to satisfy its liabilities to users. Such balances are included within cash and cash equivalents in the condensed consolidated balance sheets and are not subject to creditor claims. At March 31, 2025 and December 31, 2024, the related liabilities to users were $10.3 million and $9.9 million, respectively.

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

Long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by that asset or asset group to their carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various techniques, such as discounted cash flow models using probability weighted estimated future cash flows and the use of valuation specialists. During the three months ended March 31, 2025, there was no triggering event that would cause the Company to believe the value of its long-lived assets should be impaired.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Income Taxes

The Company is subject to income taxes in the United States, U.K., Bulgaria, Israel, Canada, Estonia, Malta, Mexico, and Peru. The Company records an income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred income tax of a change in tax rates are recorded in the period of the enactment. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence. In evaluating the Company’s ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments in this update expand disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid information. The update will be effective for annual periods beginning after December 15, 2024 and is applicable to our Annual Report on Form 10-K for the fiscal year December 31, 2025, with early application permitted. We are currently assessing the effect of this update on our annual consolidated financial statements and disclosures.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net is recorded in other assets in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 and consisted of the following:

	Estimated Useful	March 31,	December 31,
	Life (in years)	2025	2024
Fixtures, fittings and equipment	3 - 5	$4,573	$4,323
Platform hardware	5	1,584	1,817
Total property and equipment, cost		6,157	6,140
Less: accumulated depreciation		(3,245)	(3,111)
Total		$2,912	$3,029

Depreciation expense related to property and equipment was $322 and $418 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs, net at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Capitalized software development costs	$13,431	$12,456
Development in progress	619	357
Total capitalized software development, cost	14,050	12,813
Less: accumulated amortization	(6,345)	(5,383)
Total	$7,705	$7,430

At March 31, 2025, development in progress primarily represents costs associated with GAN Sports, costs associated with its newer GameSTACK technology, and enhancements to the Company’s proprietary B2C software platform.

Amortization expense related to capitalized software development costs was $723 and $643 for the three months ended March 31, 2025 and 2024, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 5 — INTANGIBLE ASSETS, NET

Intangible Assets

Definite-lived intangible assets, net consisted of the following:

	Weighted Average	March 31, 2025
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Amount
Developed technology	5.0	$33,932	$(30,044)	$3,888
Customer relationships	2.5	6,863	(6,546)	317
Trade names and trademarks	10.0	5,443	(2,717)	2,726
Gaming licenses	5.7	3,828	(2,631)	1,197
		$50,066	$(41,938)	$8,128

	Weighted Average	December 31, 2024
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Amount
Developed technology	5.0	$32,605	$(28,497)	$4,108
Customer relationships	3.3	6,659	(6,025)	634
Trade names and trademarks	10.0	5,233	(2,438)	2,795
Gaming licenses	5.5	3,758	(2,470)	1,288
		$48,255	$(39,430)	$8,825

Amortization expense related to intangible assets was $968 and $780 for the three months ended March 31, 2025 and 2024, respectively.

Estimated amortization expense for the next five years is as follows:

Amount
Remainder of 2025	$2,360
2026	2,629
2027	2,161
2028	955
2029	23
Total	$8,128

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

The Company incurred $2.4 million in debt issuance costs during the year ended December 31, 2022 in connection with the Credit Facility, which was recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. The net funds received from the Credit Facility, after deducting debt issuance costs, was $27.6 million. On April 13, 2023, the Credit Facility was extinguished in connection with executing the Amended Credit Facility with a new lender.

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

Substantial doubt based solely on the maturity of the Amended Credit Facility is not considered a breach under the agreement, and as such, the Credit Facility has not been reclassified to current as it is not callable by the lender at March 31, 2025.

The carrying values of the Company’s long-term debt consist of the following:

	Effective Interest Rate	As of March 31, 2025
Credit Facility
Principal	10.22%	$49,258
Less unamortized debt issuance costs		(1,166)
Long-term debt, net		$48,092

The Company incurred $1,217 and $1,143 of interest expense, of which $264 and $247 relates to the amortization of debt issuance costs, during the three months ended March 31, 2025 and 2024, respectively, and are recorded within interest expenses, net on the condensed consolidated statements of operations.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 — SHARE-BASED COMPENSATION

In April 2020, the Board of Directors established the GAN Limited 2020 Equity Incentive Plan (“2020 Plan”) which has been approved by the Company’s shareholders. The 2020 Plan initially provides for grants of up to 4,400,000 ordinary shares, which then increases through 2029, by the lesser of 4% of the previous year’s total outstanding ordinary shares on December 31st or as determined by the Board of Directors, for ordinary shares, incentive share options, nonqualified share options, share appreciation rights, restricted share grants, share units, and other equity awards for issuance to employees, consultants or non-employee directors. At March 31, 2025, the 2020 Plan provided for grants of up to 12,903,190 ordinary shares and there were 2,880,225 ordinary shares available for future issuance under the 2020 Plan.

Share Options

A summary of the share option activity as of and for the three months ended March 31, 2025 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2024	2,317,561	$5.60	5.80	$2,125
Granted	—	—
Exercised	(80,761)	0.01
Forfeited/expired or cancelled	(4,641)	9.64
Outstanding at March 31, 2025	2,232,159	$5.79	5.52	$1,921
Options exercisable at March 31, 2025	1,780,738	$7.12	4.89	$1,148

The Company recorded share-based compensation expense related to share options of $339 and $416 for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense was recorded net of capitalized software development costs of $18 for three months ended March 31, 2024. At March 31, 2025, there was a total unrecognized compensation cost of $1,033 related to non-vested share options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.94 years.

Share option awards generally vest 25% after one year and then monthly over the next 36 months thereafter and have a maximum term of ten years. During the three months ended March 31, 2025, the Board of Directors did not approve the issuance of options to purchase ordinary shares to employees under the 2020 Plan. Historically, the value of these options are based on the market value of the Company’s ordinary shares at the date of the grant. As such options are historically in-the-money, the Company determined that utilizing an option pricing model to estimate the fair value of these options was not necessary. The weighted average grant date fair value of options granted was $1.70 for the three months ended March 31, 2024.

Historically, for options granted, the fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted above. Estimating the grant date fair values for employee share options requires management to make assumptions regarding expected volatility of the value of those underlying shares, the risk-free rate of the expected life of the share options and the date on which share-based compensation is expected to be settled. Expected volatility is determined by reference to volatility of certain identified peer group share trading information and share prices on the Nasdaq stock exchange. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding. For the three months ended March 31, 2024, volatility, term, and risk-free interest rate were not meaningful inputs as all outstanding options were $0.01 per share for the Company’s European based employees.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the first quarter of 2025, there were no issuances of restricted share units to its non-employee directors or employees.

The Company withholds a portion of the restricted share units granted to its officers and non-employee directors upon vesting in order to remit a cash payment to the officers and directors equal to their tax expense. The liabilities are recorded in accrued compensation and benefits in the condensed consolidated balance sheets. During the three months ended March 31, 2025, 214,795 restricted share units held by the Company’s officers and non-employee directors vested and the Company repurchased 74,533 of the shares to cover the tax expense incurred by the officers and non-employee directors.

The Company recorded share-based compensation expense related to restricted share units of $452 and $435 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was a total unrecognized compensation cost of unrecognized compensation cost of $2,437 related to non-vested restricted share units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.93 years.

A summary of the restricted share unit activity as of and for the three months ended March 31, 2025 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	1,877,109	$2.16
Granted	—	—
Vested	(565,676)	2.39
Forfeited/expired or cancelled	(4,807)	2.07
Outstanding at March 31, 2025	1,306,626	$2.07

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 8 — DEFINED CONTRIBUTION PLANS

U.S. employees and non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which provides for certain matching contributions by the Company. Matching contributions for the U.S. defined contribution plan are 50% of up to 4% of an employee’s salary contribution. Most often, non-U.S. matching contributions are statutory amounts required by law. The Company’s contributions to the retirement plans were $138 and $183 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 9 — LOSS PER SHARE

Loss per ordinary share, basic and diluted, is computed by dividing net loss by weighted average number of ordinary shares outstanding during the period. Potentially dilutive securities consisting of certain share options, nonvested restricted shares and share units were excluded from the computation of diluted weighted average ordinary shares outstanding as inclusion would be anti-dilutive, are summarized as follows:

	Three Months Ended
	March 31,
	2025	2024
Share options outstanding	2,232,159	2,496,936
Restricted share units	1,306,626	1,700,872
Total	3,538,785	4,197,808

NOTE 10 — REVENUE

The following table reflects revenue recognized for the three months ended March 31, 2025 and 2024 in line with the timing of transfer of services:

	Three Months Ended
	March 31,
	2025	2024
Revenue from services delivered at a point in time	$24,279	$18,304
Revenue from services delivered over time	5,087	12,347
Total	$29,366	$30,651

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table reflects contract liabilities arising from cash consideration received in advance from customers for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Contract liabilities from advance customer payments, beginning of the period	$5,044	$7,873
Contract liabilities from advance customer payments, end of the period (1)	4,921	9,000
Revenue recognized from amounts included in contract liabilities from advance customer payments at the beginning of the period	122	798

(1)	Contract liabilities from advance customer payments, end of period consisted of $1,903 and $3,325 recorded in other current liabilities in the condensed consolidated balance sheets at March 31, 2025 and 2024, respectively, and $3,018 and $5,675 recorded in other liabilities in the condensed consolidated balance sheet at March 31, 2025 and 2024, respectively.

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

Summarized financial information by reportable segments for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
	2025			2024
	B2B	B2C	Total	B2B	B2C	Total
Revenue	$5,087	$24,279	$29,366	$12,347	$18,304	$30,651
Cost of revenue (1)	2,191	8,518	10,709	2,081	7,242	9,323
Segment contribution	$2,896	$15,761	$18,657	$10,266	$11,062	$21,328

(1)	Excludes depreciation and amortization expense.

During the three months ended March 31, 2025 and 2024, one customer in the B2B segment individually accounted for 2.6% and 19.8% of total revenue, respectively.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table presents a reconciliation of segment gross profit to the consolidated income (loss) before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Segment contribution (1)	$18,657	$21,328
Sales and marketing	5,916	6,017
Product and technology	7,866	9,616
General and administrative (1)	7,913	7,159
Depreciation and amortization	2,013	1,839
Interest expenses, net	1,212	1,132
Other income, net	—	(26)
Loss before income taxes	$(6,263)	$(4,409)

(1)	Excludes depreciation and amortization expense.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The following table disaggregates total revenue by product and services for each segment:

	Three Months Ended
	March 31,
	2025	2024
B2B:
Platform and content license fees	$4,259	$9,667
Development services and other	828	2,680
Total B2B revenue	5,087	12,347

B2C:
Sportsbook	8,348	5,873
Casino	14,521	11,709
Poker	1,410	722
Total B2C revenue	24,279	18,304
Total revenue	$29,366	$30,651

Revenue by location of the customer for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
	2025	2024
United States	$4,735	$9,092
Europe	15,466	11,604
Latin America	8,414	6,896
Rest of the world	751	3,059
Total revenue	$29,366	$30,651

(1)	Finland revenue was $5,376 and $3,933 for three months ended March 31, 2025 and 2024, respectively.
(2)	Norway revenue was $5,795 and $4,512 for three months ended March 31, 2025 and 2024, respectively.
(3)	Chile revenue was $8,063 and $6,428 for three months ended March 31, 2025 and 2024, respectively.
(4)	Canada revenue was $994 and $3,054 for three months ended March 31, 2025 and 2024, respectively.

NOTE 12 — INCOME TAXES

The Company’s effective income tax rate was (9.0)% and 5.6% for the three months ended March 31, 2025 and 2024, respectively.

Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for the three months ended March 31, 2025 and 2024 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 13 — LEASES

The Company determines if an arrangement is a lease and classifies as operating or finance lease at the lease commencement date. A lease is defined as a contract, or part of contract, that conveys the right to control the use of an asset for a time period in exchange for consideration. At March 31, 2025, the Company’s lease portfolio consists of operating leases related to office facilities in Estonia and Bulgaria. The lease terms for both leases are five years. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. In some jurisdictions it is customary for lease contracts to provide for payments to increase each year by inflation, or to be reset periodically to market rental rates or the periodic rent is fixed over the lease term. Lease payments for operating leases, consisting of fixed payments for base rent, is recognized on a straight-line basis over the lease term. The Company elected to record short-term lease costs on a straight-line basis over the term of the leases related to its shared work space facilities primarily in the United States and London, and incurred $71 and $95 for the three months ended March 31, 2025 and 2024, respectively, and are recorded within operating activities on the statement of cash flow.

Operating Leases - Lessee

The following table discloses the operating asset and liability balances at March 31, 2025 and December 31, 2024:

		As of
Leases	Classification	March 31, 2025	December 31, 2024
Assets
Total operating leased assets, net	Operating lease right-of-use assets(1)	$3,394	$3,417

Liabilities
Current	Operating lease liabilities	$1,008	$912
Non-current	Operating lease liabilities – non-current	2,401	2,528
Total lease liabilities		$3,409	$3,440

(1)	Operating lease right-of-use assets are recorded, net of accumulated amortization of $1,386 and $1,128, at March 31, 2025 and December 31, 2024, respectively.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Operating lease costs were $281 and $285 for the three months ended March 31, 2025 and 2024, respectively.

Maturities of lease liabilities, including reconciliation to the lease liabilities, based on required contractual payments, are as follows:

Operating Leases
Remainder of 2025	$892
2026	1,193
2027	1,197
2028	678
Total lease payments	3,960
Less: future interest costs	551
Present value of lease liabilities	$3,409

Other information related to leases as of and for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating lease weighted-average remaining lease term (years)	3.3	4.3
Operating lease weighted-average discount rate	9.0%	9.0%

Cash paid for the amounts included in the measurement of operating lease liabilities	$290	$287

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation other than those considered routine legal proceedings. The Company believes the ultimate disposition or resolution of its routine legal proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

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

On May 13, 2022, the SII issued a resolution stating that unregistered foreign digital service providers will be subject to 19% withholding on payments through enforcement to issuers of credit cards, debit cards, and other forms of payment, effective August 1, 2022. The SII issued its noncompliant list of unregistered foreign digital service providers to enact enforcement of this withholding on a quarterly basis, with the most recent list issued on December 28, 2022. As of March 31, 2025 and through the date of filing, the Company has not registered for the Chilean VAT but has not been listed on the SII’s list for which this withholding should be applied, and the Company has not received formal notification of any VAT liability due to the SII.

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

GAN LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On September 12, 2023, the Supreme Court of Chile issued a ruling requiring one telecommunication company to block 23 iGaming websites. The ruling related specifically to one local internet service provider (“ISP”), and a state-owned land-based casino which holds the rights to offer online sports betting (“the Local Provider”). The order to block the websites only applied to the 23 specific URL addresses mentioned in the legal action. The Local Provider’s legal action was based on a “protection recourse” filing and asserts that the Local Provider’s constitutional right to maintain a legal monopoly over sports betting was infringed upon. The Supreme Court of Chile’s ruling only affected the named parties of the case and did not establish legal precedent. In response to the ruling, the Company modified the URL and resumed operations.

On December 12, 2023, the Chamber of Deputies Hall held a legislative discussion on a bill that regulates the development of online betting platforms in Chile. The bill was approved by the Chamber and will proceed to the second constitutional process in the Senate.

The Company does not believe its activities in Chile are illegal based on external legal opinions obtained in previous years and updated external legal opinions supporting the Company’s assertions. The Company had previously not registered for the Chilean VAT on digital service providers as the Company believed the application of VAT on gross customer deposits, as previously clarified by the SII, prior to the March 2023 resolution, did not represent a reasonable application of the law to the economic substance of the Company’s services; this previous application would have resulted in a material loss to the Company. The Company believes that Chilean tax laws and regulations support that only the fees directly charged by the Company’s platform, primarily poker fees, should be the taxable base for the Chilean digital VAT and has obtained an external legal opinion supporting this position, the application of which would not have a material impact to the Company’s financial statements. However, there is uncertainty as to the regulated environment, what amounts may be ultimately due on our previous activities and the ability to operate in this jurisdiction until the SII resolves the position. Resolution of this matter may result in fines, penalties, additional expenses or require us to exit the market. Revenues from Chile represented 27.5% and 21.0% of total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively.

Ecuador Operations

Coolbet’s B2C casino and sport-betting platform is accessible in Ecuador. On June 28, 2024, Ecuador published Executive Decree No. 313 which imposed tax obligations in relation to sportsbook operations in Ecuador requiring operators to pay a tax on 15% of income earned, as well as applying 15% withholding tax to each winning bet, effective July 1, 2024. On December 19, 2024, Ecuador published Executive Decree No. 487, revising the withholding tax application as from January 1, 2025, to apply to net sportsbook wins on a monthly basis, or at the time of withdrawal, whichever is earliest. As a result of legislation, and as the Company has not been able to deploy any technological enhancements to withhold from its customers, the Company has accrued an estimated total tax liability of approximately $0.8 million related to the Company’s operations as from July 1, 2024, in other current liabilities in the condensed consolidated balance sheet.

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

The initial value of the grant date liability and corresponding contract asset was valued utilizing a Monte Carlo simulation, which includes numerous scenarios, including assumptions of probability weighted likelihood of different outcomes. As facts and circumstances become known or knowable at each reporting period, the probability of certain scenarios will change, which will increase or decrease the value, and also the classification of the liability on the condensed consolidated balance sheet. For this reason, the value and classifications were reassessed based on when a change of control event would be come probable. The valuation utilizing the Monte Carlo simulation on March 30, 2023 was determined to be approximately $1.1 million at grant-date and recorded within other assets on other liabilities in the condensed consolidated balance sheet.

On November 7, 2023, the Company entered into the Merger Agreement at a share price of $1.97. The closing of the Merger is also predicated upon receipt of approval of the Merger and change in control of the Company by all relevant gaming authorities. The Company has received stockholder and several regulatory approvals, and anticipates that the closing of the Merger will occur in the second quarter of 2025. Refer to Note 1 – Nature of Operations. Based on the Company’s anticipated timing of the change in control, the revenue conditions in the Synthetic Equity Addendum would not be met, the share price would be less than the $2.00 per share threshold, and no value would be assessed to the liability. As such, a 75% probability was applied to the sale scenario of $0 value and 25% to the year-end Monte Carlo value which assumes a sale in the future with potential revenue thresholds being met. As of December 31, 2023, the fair value was determined to be approximately $0.3 million. The change in value was charged as a reduction to general and administrative expense. As of December 31, 2023, the underlying revenue arrangement had commenced, and the asset is probable of recovery. The fair value is not sensitive to significant changes in inputs, and further, no material changes were identified to such inputs in the current period ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes included in our 2024 Form 10-K.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on our 2024 Annual Report on Form 10-K. There have been no material changes during the periods covered by this Quarterly Report on Form 10-Q from the critical policies described in our Form 10-K.

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

Although we believe that we have a reasonable basis for each forward-looking statement, forward-looking statements are not guarantees of future performance and our actual results could differ significantly from the results discussed or implied in these forward-looking statements. Factors that might cause such differences are described in “Item 1A. Risk Factors” in our 2024 Form 10-K and in this Quarterly Report on Form 10-Q.

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

Our net loss was $6.8 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
(dollars in thousands)
Revenue	$29,366	$30,651	$(1,285)	(4.2)%
Operating costs and expenses
Cost of revenue (1)	10,709	9,323	1,386	14.9%
Sales and marketing	5,916	6,017	(101)	(1.7)%
Product and technology	7,866	9,616	(1,750)	(18.2)%
General and administrative (1)	7,913	7,159	754	10.5%
Depreciation and amortization	2,013	1,839	174	9.5%
Total operating costs and expenses	34,417	33,954	463	1.4%
Operating loss	(5,051)	(3,303)	(1,748)	52.9%
Interest expenses, net	1,212	1,132	80	7.1%
Other income, net	—	(26)	26	(100.0)%
Loss before income taxes	(6,263)	(4,409)	(1,854)	42.1%
Income tax expense (benefit)	565	(249)	814	n.m.
Net loss	$(6,828)	$(4,160)	$(2,668)	64.1%

(1) Excludes depreciation and amortization expense.

n.m. = not meaningful

Geographic Information

The following table sets forth our consolidated revenue by geographic region, for the periods indicated:

	Three Months Ended March 31,		Percentage of Revenue		Change
	2025	2024	2025	2024	Amount	Percent
(dollars in thousands)
United States	$4,735	$9,092	16.1%	29.7%	$(4,357)	(47.9)%
Europe	15,466	11,604	52.7%	37.9%	3,862	33.3%
Latin America	8,414	6,896	28.7%	22.5%	1,518	22.0%
Rest of the world	751	3,059	2.5%	9.9%	(2,308)	(75.4)%
Total revenue	$29,366	$30,651	100.0%	100.0%	$(1,285)	(4.2)%

(1)	Finland revenue was $5,376 and $3,933 for three months ended March 31, 2025 and 2024, respectively.
(2)	Norway revenue was $5,795 and $4,512 for three months ended March 31, 2025 and 2024, respectively.
(3)	Chile revenue was $8,063 and $6,428 for three months ended March 31, 2025 and 2024, respectively.
(4)	Canada revenue was $994 and $3,054 for three months ended March 31, 2025 and 2024, respectively.

Revenue

Revenue was $29.4 million for the three months ended March 31, 2025, a decrease of $1.3 million from the comparable period in 2024. The decrease was primarily attributable to a decrease in the United States resulting from the expiration of a multistate B2B commercial contract. These decreases were partially offset by growth in the B2C segment driven by increases in both Latin America and Europe.

Cost of Revenue

Cost of revenue was $10.7 million for the three months ended March 31, 2025, an increase of $1.4 million in the comparable period in 2024. This increase was due to increased gaming taxes in our B2C operations in Latin America driven by increased revenues.

Sales and Marketing

Sales and marketing expense was $5.9 million for the three months ended March 31, 2025, a decrease of $0.1 million from the comparable period in 2024. The decrease was primarily attributable to the Company’s deployment of an affiliate marketing strategy in the Latin America region that reduces the up-front marketing costs required for customer acquisition.

Product and Technology

Product and technology expense was $7.9 million for the three months ended March 31, 2025, a decrease of $1.8 million from the comparable period in 2024. This decrease is due primarily to overall reduction of compensation costs and reduced headcount realized as part of ongoing cost saving initiatives.

General and Administrative

General and administrative expense was $7.9 million for the three months ended March 31, 2025, an increase of $0.8 million from the comparable period in 2024. This increase was primarily due to the recording of a credit reserve relating to a certain PSP.

Depreciation and Amortization

Depreciation and amortization expense was $2.0 million for three months ended March 31, 2025, an increase of $0.2 million from the comparable period in 2024. The increase was primarily due to the composition of depreciable assets compared to the prior period.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.6 million for the three months ended March 31, 2025, reflecting an effective tax rate of (9.0)%, compared to income tax benefit of $0.3 million for the three months ended March 31, 2024, reflecting an effective tax rate of 5.6%. Our country of domicile is Bermuda, which effectively has a 0% statutory tax rate as it does not impose taxes on profits, income, dividends, or capital gains. The difference between this 0% tax rate and the effective income tax rate for three months ended March 31, 2025 and 2024 was due primarily to a mix of earnings in foreign jurisdictions that are subject to current or deferred tax and loss carryforwards in certain jurisdictions that are not expected to be realized.

Segment Operating Results

We report our operating results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our segment results for the periods indicated:

	Three Months Ended		Percentage of Segment
	March 31,		Revenue		Change
	2025	2024	2025	2024	Amount	Percent
(dollars in thousands)
B2B
Revenue	$5,087	$12,347	100.0%	100.0%	$(7,260)	(58.8)%
Cost of revenue (1)	2,191	2,081	43.1%	16.9%	110	5.3%
B2B segment contribution	$2,896	$10,266	56.9%	83.1%	$(7,370)	(71.8)%
B2C
Revenue	$24,279	$18,304	100.0%	100.0%	$5,975	32.6%
Cost of revenue (1)	8,518	7,242	35.1%	39.6%	1,276	17.6%
B2C segment contribution	$15,761	$11,062	64.9%	60.4%	$4,699	42.5%

(1) Excludes depreciation and amortization expense.

B2B Segment

B2B revenue decreased by $7.3 million primarily due to the expiration of a multistate commercial contract.

B2B cost of revenue increased by $0.1 million due to expansion of our B2B offerings in the state of Nevada.

Segment contribution for B2B, which excludes depreciation and amortization expense, decreased by 71.8% due to the decrease in revenue described above.

B2C Segment

B2C revenue increased by $6.0 million primarily due to increased player activity and higher margins in Europe and to a lesser extent in Latin America.

B2C cost of revenue increased by $1.3 million primarily due to increased revenues described above.

Segment contribution for B2C, which excludes depreciation and amortization expense, increased by 42.5%. This increase was primarily driven by the increase in revenues described above.

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

Below is a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, as presented in the condensed consolidated statements of operations for the periods specified:

	Three Months Ended
	March 31,
	2025	2024
(in thousands)
Net loss	$(6,828)	$(4,160)
Income tax expense (benefit)	565	(249)
Interest expense	1,212	1,132
Depreciation and amortization	2,013	1,839
Share-based compensation and related expense (1)	752	869
Credit reserve on PSP	753	—
Transaction related costs	22	—
Adjusted EBITDA	$(1,511)	$(569)

(1) Such amounts exclude capitalized amounts. Refer to Note 7 – Share-based Compensation for further details.

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

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
B2B Gross Operator Revenue (in millions)	$144.6	$632.0	$(487.4)	(77.1)%
B2B Take Rate	3.5%	2.0%	1.5%	75.9%
B2C Active Customers (in thousands)	235	222	13	6.0%
B2C Marketing Spend Ratio	17.7%	23.2%	(5.5)%	(23.5)%
B2C Sports Margin	8.6%	5.7%	2.9%	50.4%

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

The decrease in Gross Operator Revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was driven primarily by the expiration of a multistate commercial contract.

B2B Take Rate

We define B2B Take Rate as a quotient of B2B segment revenue retained by the Company over the total Gross Operator Revenue generated by our B2B corporate customers. B2B Take Rate gives management and users of our financial statements an indication of the impact of the statutory terms and the efficiency of the commercial terms on the business.

The increase in B2B Take Rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by the expiration of a multistate commercial contract and the mix shift of revenue into the higher take rate product offerings.

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

The increase in B2C Active Customers for the three months ended March 31, 2025 was primarily driven by increased customer activity in Latin America and Europe.

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

The decrease in the B2C Marketing Spend Ratio for the three months ended March 31, 2025 was primarily driven by the deployment of affiliate marketing strategies primarily in Latin America.

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

The increase in the B2C Sports Margin for the three months ended March 31, 2025, were primarily attributable to the outcomes of individual sporting events.

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

We utilized cash in investing activities of $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Of these activities, expenditures related to internally developed capitalized software represented $0.7 million and $0.5 million, respectively, and property and equipment (including licenses for internal use software) represented $0.1 million and $0.1 million, respectively.

Sources of Liquidity

Since our inception, we have primarily funded our operations through cash generated from operations, cash generated from financing activities, including our U.S. initial public offering and term credit facility, and cash on hand.

On April 13, 2023, a subsidiary of the Company executed agreements to amend the Credit Facility and increase the principal balance from $30.0 million to $42.0 million (forming the “Amended Credit Facility”). The Amended Credit Facility contains a financial covenant, among other covenants, requiring minimum liquidity of $10.0 million. Refer to Note 6 – Debt for further details. The Company was in compliance with all financial covenants associated with its Credit Facility as of March 31, 2025,  however given the Company’s cash flow and net losses for three months ended March 31, 2025, historical performance, and reasonably estimable near-term future cash flows, it is possible that the Company could violate a financial covenant in the future which could trigger an acceleration of all amounts due and the termination of commitments under the Credit Facility. Additionally, the Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations are sensitive to changes in macro-economic conditions, and the substantial variability inherent in the Company’s wager-based revenues streams. These factors, when considered together with potential covenant breaches under the Company’s Credit Facility indicate uncertainty related to the ability of the Company to meet its current obligations as they come due. We expect to maintain compliance through the maturity date of the Credit Facility.

In accordance with Accounting Standards Codification (“ASC”), 205-40 Going Concern, the Company has evaluated whether there are conditions and events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the accompany condensed consolidated financial statements are issued. The Company’s current financial condition, liquidity resources, and planned near-term cash flows from operations have been and will be negatively affected by the expiration of the Company’s U.S., multistate B2B commercial contract with a B2B partner in January 2025. The expiration of the multistate B2B commercial contract will negatively impact the Company’s revenue and is an indicator that raises uncertainty related to the ability of the Company to meet its current obligations as they come due. However, the Company has prepared mitigations plans including deferral of hiring, exiting certain negative margin geographies of operations, and reducing headcount to achieve cash flow targets for at least the next year.

In addition, the Company’s Amended Credit Facility with SEGA SAMMY HOLDINGS, INC., which is an affiliate entity of SEGA SAMMY CREATION, the announced acquirer of the Company, will mature on April 14, 2026. In the event the merger does not close, an uncertainty will exist related to the Company’s ability to settle the credit facility at maturity based on the forecasted cash flows of the Company. As such, substantial doubt exists related to our ability to continue as a going concern. In such a scenario, the Company will seek out additional financing. Failure to obtain additional funding in such circumstances may require the Company to significantly curtail its operations and/or dispose of certain operations or assets. However, no assurance can be provided that additional funding will be available at terms acceptable to the Company, if at all. Substantial doubt based solely on the maturity of the Amended Credit Facility is not considered a breach under the agreement, and as such, the Credit Facility has not been reclassified to current as it is not callable by the lender at March 31, 2025. Accordingly, the maturity date of the Amended Credit Facility raises substantial doubt as to the Company’s ability to continue as a going concern beyond April 14, 2026.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2025	2024	Amount	Percent
Net cash provided by (used in) operating activities	$1,214	$(280)	$1,494	n.m.
Net cash used in investing activities	(826)	(727)	(99)	13.6%
Net cash provided by financing activities	—	3	(3)	(100.0)%
Effect of foreign exchange rates on cash	812	(982)	1,794	n.m.
Net increase (decrease) in cash and cash equivalents	$1,200	$(1,986)	$3,186	n.m.

n.m. = not meaningful

Operating Activities

Net cash provided by (used in) operating activities increased by $1.5 million primarily due to an increase in cash generated from working capital of 2.4 million. The remaining increase in cash provided by operating activities was due to overall decreased costs that contributed to a decrease in loss from operations.

Investing Activities

Net cash used in investing activities increased by $0.1 million primarily due to an increase of capitalized development of $0.3 million primarily related to the Company’s efforts in migration to the v2 platform and continued enhancements of its B2C offerings. This increase was offset by a reduction in expenditures related to gaming licenses of $0.2 million.

Financing Activities

Net cash provided by financing activities was relatively consistent with the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025. The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, a material weakness was identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual condensed consolidated financial statements will not be prevented or detected on a timely basis.

During the course of management’s prior year-end procedures, the Company’s management and audit committee of the board of directors concluded that the Company did not design appropriate controls to evaluate risks to the entity from improper segregation of duties and maintain manual controls at a level of precision to mitigate misstatements that could be present through the lack of segregation of journal entry preparation and approval within certain financial reporting systems constituted a material weakness. While the Company has actively begun to implement controls to remediate the material weakness, this material weakness has not been resolved as of March 31, 2025.

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

Item 1A. Risk Factors

There are no material changes from the risk factors as disclosed in Part I, Item 1A under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated November 7, 2023 among SEGA SAMMY CREATION INC., Arc Bermuda Limited and the Company	8-K	2.1	November 8, 2023
2.2	Amendment to Agreement and Plan of Merger dated December 15, 2023 among SEGA SAMMY CREATION INC., Arc Bermuda Limited and the Company	8-K	2.1	December 15, 2023
2.3	Second Amendment to Agreement and Plan of Merger dated February 7, 2025 among SEGA SAMMY CREATION, INC., Arc Bermuda Limited and the Company	8-K	2.1	February 7, 2025
3.1	Memorandum of Association of GAN Limited	F-1	3.1	April 17, 2020
3.2	By-Laws of GAN Limited	F-1	3.2	April 27, 2020
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of the Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAN Limited

Date: May 9, 2025	By:	/s/ SEAMUS MCGILL
Seamus McGill
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIAN CHANG
Brian Chang
Chief Financial Officer
(Principal Financial and Accounting Officer)

